Form 10QSB
period 1995-08-31
AVESIS INC
filed 1995-10-16
CIK 795574

Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-QSB


(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended  August 31, 1995
                                     -----------------


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                  to
                                    -----------------     ----------------

                 Commission File Number     0-15304
                                        -----------------

                              AVESIS INCORPORATED
         --------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                       Delaware                           86-0349350
         -------------------------------        ----------------------------
            (State or other jurisdiction of             (IRS Employer
             incorporation or organization)           Identification No.)


         100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
         ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                          ---------------------------
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days.   Yes     X        No
                              --------        --------

         The number of outstanding shares of the registrant's Common Stock on October 12, 1995 was 4,075,420.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One)       [ ] Yes    [X] No

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements

                              AVESIS INCORPORATED
                                 BALANCE SHEET
                                AUGUST 31, 1995

                           ASSETS
                           ------
Current assets:
    Cash and cash equivalents                                       $   400,260
    Receivables, net                                                    681,909
    Prepaid expenses and other                                          145,871
                                                                    -----------
         Total current assets                                         1,228,040
    Property and equipment, net                                         345,671
    Deferred debenture issuance costs, net                                4,197
    Deposits                                                            236,572
                                                                    -----------
                                                                     $ 1,814,480
                                                                    ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
    Accounts payable                                                $   270,840
    Accrued expenses-
       Compensation                                                      75,589
       Other                                                             45,894
    Deferred income                                                      41,523
                                                                    -----------
           Total current liabilities                                    433,846

Convertible subordinated debentures                                     189,000
    Less unamortized debenture discount                                  (4,447)
Accrued rent                                                             90,861
Notes payable to stockholders                                           160,000
                                                                    -----------
           Total liabilities                                            869,260
                                                                    -----------
Stockholders' equity:
    Preferred stock $.01 par value,
      authorized 12,000,000 shares:
        $100 Class A, nonvoting cumulative
         convertible  preferred  stock,  Series  1,
         $.01 par  value;  authorized
         1,000,000 shares; none issued
         and outstanding (liquidation preference
         of $100 per share)                                                 --
        $10 Class A, nonvoting cumulative
         convertible  preferred  stock,  Series  2,
         $.01 par  value;  authorized
         1,000,000 shares; 388,180 shares issued
         and outstanding (liquidation preference
         of $10 per share)                                                3,882
        Class A, voting cumulative convertible
         preferred stock,  Series 3, $.01 par value;
         authorized 100,000 shares;
         none issued and outstanding
         (liquidation preference of $100 per share)                         --
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,075,420
        shares issued and outstanding                                    40,754
    Additional paid-in capital                                        9,824,408
    Accumulated deficit                                              (8,923,824)
                                                                    -----------
           Net stockholders' equity                                     945,220
                                                                    -----------
                                                                    $ 1,814,480
                                                                    ===========

The accompanying notes are an integral part of these statements.

                              AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                                  (Unaudited)


                                                          Quarters Ended
                                                        August 31 August 31
                                                    ---------------------------
                                                       1995              1994
                                                       ----              ----
Service revenues:
    Administration fees                          $  1,113,741      $    817,758
    Buying group sales                                362,154           400,982
    Provider fees                                      57,720            79,214
    Other                                              28,346            34,251
                                                 ------------      ------------

     Total service revenues                         1,561,961         1,332,205

Cost of services                                      963,396           839,763
                                                 ------------      ------------

     Income from services                             598,565           492,442

General and administrative expenses                   294,335           265,915

Selling and marketing expenses                        232,417           199,171
                                                 ------------      ------------

     Income from operations                            71,813            27,356
                                                 ------------      ------------

Non-operating income (expense):
    Other income                                       15,417              --
    Interest income                                     6,662             1,374
    Interest expense                                   (8,238)           (9,224)
                                                 ------------      ------------

     Net non-operating income                          13,841            (7,850)
                                                 ------------      ------------

     Net income                                  $     85,654      $     19,506
                                                 ============      ============

Net income (loss) per common
share                                            $        .00      $       (.02)
                                                 ============      ============

Weighted average common
shares and equivalents
outstanding                                         4,075,420         4,075,420
                                                 ============      ============





The accompanying notes are an integral part of these statements.

                              AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                                  (Unaudited)



                                                           1995           1994
                                                           ----           ----
Cash flows from operating activities:
    Net income                                       $    85,654    $    19,506
                                                     -----------    -----------
    Adjustments to reconcile net income to net
      cash provided (used) in
      operating activities:
      Depreciation and amortization                       28,351         17,525
      Gain on fixed asset disposal                        (8,250)           --
      Gain on retirement of debentures                    (7,067)           --
      Provision for losses on accounts receivable           (625)           211
      Changes in assets and liabilities:
        Increase in receivables                         (341,658)       (73,476)
        Decrease (increase) in prepaid expenses          (58,531)           509
        Decrease in other assets                             150            --
        Increase (decrease) in accounts payable          (30,949)        34,631
        Decrease in accrued expenses                      (5,837)       (13,061)
        Decrease in deferred income                      (10,194)        (5,212)
        Increase (decrease) in accrued rent                4,370        (14,260)
                                                     -----------    -----------
           Total adjustments                            (430,240)       (53,133)
                                                     -----------    -----------

           Net cash used by operating
             activities                                 (344,586)       (33,627)
                                                     -----------    -----------

Cash flows from financing activities:
    Repurchase of debentures                             (59,473)           --
    Disposition of fixed assets                            8,250            --
    Purchases of fixed assets                            (19,228)           --
                                                     -----------    -----------

           Net cash used by financing
             activities                                  (70,721)           --
                                                     -----------    -----------

           Net decrease in cash and cash
             equivalents                                (415,307)       (33,627)

Cash and cash equivalents at beginning of period         815,567        347,681
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   400,260    $   314,054
                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                              AVESIS INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1994
                                  (Unaudited)

1. The condensed financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared at the fiscal year end have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of Management, the adjustments included in the accompanying interim financial statements are all of a normal recurring nature and present fairly the Company's financial position and the results of operations and cash flows for the periods indicated.

     The results of operations for the period ended August 31, 1995, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. Loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 in each of the quarters ended August 31, 1995 and 1994) by the weighted average number of common shares outstanding during the period.


Item 2    Management's Discussion and Analysis or Plan of Operations
              For the Three Months Ended August 31, 1995

Results of Operations:
----------------------

Service revenues totaled $1,561,961 for the three months ended August 31, 1995, compared to $1,332,205 for the same period in fiscal 1995, representing an increase of $229,756 (17%). The Company's vision and hearing programs accounted for $656,123 (42%) of total service revenues during the quarter ended August 31, 1995 compared to $496,142 (37%) for the same quarter last year. The increase in vision and hearing revenue during the current quarter was the result of an increase in vision cardholders attributable to three sponsors. Two of the sponsors were existing sponsors that added an additional combined total of approximately 125,000 cardholders and the third sponsor was a new contract whereby approximately 3,400 members receive vision benefits. There were approximately 383,000 vision cardholders in force at August 31, 1995, compared to approximately 248,000 cardholders at August 31, 1994. Vision provider fee revenue declined by $21,494 (27%) during the current quarter as compared to fiscal 1994 due in part to a modification of the Company's agreements with its providers that for new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $465,403 (30%) of total service revenues during the quarter ended August 31, 1995 compared to $315,747 (23%) during the quarter ended August 31 1994. The 47% growth in this line of business was primarily due to the addition of approximately 73,000 uninsured cardholders from one sponsor, which have been added intermittently beginning October 1993, and 3,400 insured cardholders related to a new sponsor effective July 1994. There were approximately 81,000 dental cardholders at August 31, 1995, compared to approximately 75,000 at August 31, 1994.

On December 30, 1992, the Company completed the sale of its pharmacy line of business to Medi-Mail, Inc. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Medi-Mail during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Medi-Mail. Medi-Mail terminated the agreement in August 1995. Pharmaceutical revenues constituted
$78,281 (5%) of total service revenues during the current quarter, compared to $130,775 (9%) during the quarter ended August 31, 1994.

The Company makes available to its providers, a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $362,154 (23%) of total service revenues for the quarter ended August 31, 1995, compared to $400,982 (30%) for the same quarter last year.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's current cardholder base pricipally is derived from a limited number of sponsors.

The cost of services increased by $123,633 (15%) from $839,763 during the quarter ended August 31, 1994 to $963,396 during the quarter ended August 31, 1995. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs and under the pharmaceutical program sold to Medi-Mail in December 1992. The increase in cost of services during the current quarter was due to the incremental costs incurred related to servicing the new cardholders as discussed above.

General and administrative expenses were $294,335 during the quarter ended August 31, 1995, which represents an increase of 28,420 (11%) compared to the same period in fiscal 1994. The increase in the current quarter was due to slight increases in several expenses such as wages, depreciation and an increased allocation of rent.

Selling and marketing expenses were $232,417 for the quarter ended August 31, 1995, representing an increase of $33,246 (17%) from the same period last year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The increase in expenses during the quarter ended August 31, 1995, was primarily due to an increase in broker commissions related to the new cardholders that were added as discussed above. A significant amount of the Company's marketing activities are performed by National Health Enterprises.


Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $400,260 at August 31, 1995, compared to $815,567 at May 31, 1995. The decrease of $415,307 was due primarily to an increase in receivables as a result of not receiving payments from clients until after the end of the quarter.

At August 31, 1995, the Company had aggregate outstanding long-term liabilities of $435,414, consisting of $189,000 of Convertible Subordinated Debentures, less $4,447 of unamortized discount, $160,000 of subordinated notes payable to stockholders, and $90,861 in accrued rent.

The Company has generated income from operations for the last six consecutive quarters, and based on the existing and anticipated levels of cardholders, the Company expects to generate positive cash flows and income from operations for fiscal 1996.



                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Information regarding legal proceedings is incorporated by reference from the Company's report on Form 10-KSB for the year ended May 31, 1995.




Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in October 1995, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,019,508 as of August 31, 1995.



Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are being filed with this report:

        10.1 Software development agreement between the Company and National Computer Services, Inc.

        27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended August 31, 1995.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AVESIS INCORPORATED
                            -----------------------
                                  (Registrant)



Date:         10/13/95                              /s/ Mark L. Smith
      ----------------------                   --------------------------------
                                                 Mark L. Smith, Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)