Form 10QSB
period 1995-11-30
AVESIS INC
filed 1996-01-16
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended          November 30, 1995
                                     -------------------------------------


   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        -------------     -------------

                       Commission File Number   0-15304
                                              ------------

                               AVESIS INCORPORATED
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

         Delaware                                        86-0349350
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)


    100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 241-3400
                       -----------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

The number of outstanding shares of the registrant's Common Stock on January 13, 1995 was 4,075,420.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)   / / Yes  /X/ No

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                NOVEMBER 30, 1995

                                     ASSETS

Current assets:
    Cash and cash equivalents                                        $  660,192
    Receivables, net                                                    304,682
    Prepaid expenses and other                                          261,566
                                                                    -----------
         Total current assets                                         1,226,440
    Property and equipment, net                                         344,266
    Deferred debenture issuance costs, net                                3,748
    Deposits                                                            212,815
                                                                    -----------
                                                                    $ 1,787,269
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   298,263
    Accrued expenses-
       Compensation                                                      83,181
       Other                                                             25,016
    Deferred income                                                      38,151
                                                                    -----------
           Total current liabilities                                    444,611

Convertible subordinated debentures                                     189,000
    Less unamortized debenture discount                                  (3,971)
Accrued rent                                                             94,975
Notes payable to stockholders                                           160,000
                                                                    -----------
           Total liabilities                                            884,615
                                                                    -----------

Stockholders' equity
    Preferred stock $.01 par value, authorized
      12,000,000 shares:
        $100 Class A, nonvoting cumulative convertible preferred
          stock, Series 1, $.01 par value; authorized 1,000,000
          shares; none issued and outstanding (liquidation
          preference of $100 per share)                                      --
        $10 Class A, nonvoting cumulative convertible preferred
          stock, Series 2, $.01 par value; authorized 1,000,000
          shares; 388,180 shares issued and outstanding
          (liquidation preference of $10 per share)                       3,882
        Class A, voting cumulative convertible preferred stock,
          Series 3, $.01 par value; authorized 100,000 shares;
          none issued and outstanding (liquidation preference of
          $100 per share)                                                    --

    Common stock of $.01 par value, authorized
      12,000,000 shares; 4,075,420 shares issued and outstanding         40,754
    Additional paid-in capital                                        9,824,408
    Accumulated deficit                                              (8,966,390)
                                                                   ------------
           Net stockholders' equity                                     902,654
                                                                    -----------
                                                                    $ 1,787,269
                                                                    ===========

        The accompanying notes are an integral part of these statements.



                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                            Quarters Ended                Six Months Ended
                                      November 30    November 30    November 30    November 30
                                      -----------    -----------    -----------    -----------
                                            1995           1994           1995           1994
                                      -----------    -----------    -----------    -----------

Service revenues:
    Administration fees               $ 1,001,168    $ 1,135,070    $ 2,114,909    $ 1,952,828
    Buying group sales                    371,533        375,064        733,687        776,046
    Provider fees                          51,402         63,455        109,122        142,669
    Other                                  23,614         18,776         51,960         53,027
                                      -----------    -----------    -----------    -----------

     Total service revenues             1,447,717      1,592,365      3,009,678      2,924,570

Cost of services                          962,876        859,610      1,926,272      1,699,373
                                      -----------    -----------    -----------    -----------

       Income from services               484,841        732,755      1,083,406      1,225,197

General and administrative expenses       296,747        266,641        591,082        532,556

Selling and marketing expenses            228,966        249,111        461,383        448,282
                                      -----------    -----------    -----------    -----------

     Income (loss) from operations        (40,872)       217,003         30,941        244,359
                                      -----------    -----------    -----------    -----------

Non-operating income (expense):
    Other income (expense)                   (246)            --         15,171             --
    Interest income                         5,357          1,434         12,019          2,808
    Interest expense                       (6,805)        (9,198)       (15,043)       (18,422)
                                      -----------    -----------    -----------    -----------

     Net non-operating income
     (expense)                             (1,694)        (7,764)        12,147        (15,614)
                                      -----------    -----------    -----------    -----------

     Net income (loss)                $   (42,566)   $   209,239    $    43,088    $   228,745
                                      ===========    ===========    ===========    ===========

Net income (loss) per common
share                                 $      (.03)   $       .03    $      (.03)   $       .03
                                      ===========    ===========    ===========    ===========

Weighted average common
shares and equivalents
outstanding                             4,075,420      6,598,840      4,075,420      6,688,460
                                      ===========    ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.



                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                   (Unaudited)



                                                            1995         1994
                                                         ---------    ---------
Cash flows from operating activities:
    Net income                                           $  43,088    $ 228,745
                                                         ---------    ---------
    Adjustments to reconcile net income to net
      cash provided (used) in operating activities:
      Depreciation and amortization                         57,600       36,107
      Gain on fixed asset disposal                          (8,004)          --
      Gain on retirement of debentures                      (7,067)          --
      Provision for losses on accounts receivable           (6,619)      (3,899)
      Changes in assets and liabilities:
        Decrease (increase) in receivables                  41,563     (250,158)
        Increase in prepaid expenses                      (174,226)     (79,616)
        Decrease (increase) in other assets                 23,907      (23,861)
        Increase (decrease) in accounts payable             (3,525)      25,755
        Increase (decrease) in accrued expenses            (19,123)      31,863
        Decrease in deferred income                        (13,566)        (504)
        Increase (decrease) in accrued rent                  8,484      (27,789)
                                                         ---------    ---------
             Total adjustments                            (100,576)    (292,102)
                                                         ---------    ---------

             Net cash used by operating activities         (57,488)     (63,357)
                                                         ---------    ---------

Cash flows from financing activities:
    Repurchase of debentures                               (59,743)          --
    Disposition of fixed assets                              8,250           --
    Purchases of fixed assets                              (46,394)      (6,183)
                                                         ---------    ---------

             Net cash used by financing activities         (97,887)      (6,183)
                                                         ---------    ---------

             Net decrease in cash and cash equivalents    (155,375)     (69,540)

Cash and cash equivalents at beginning of period           815,567      347,681
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 660,192    $ 278,141
                                                         =========    =========


Supplemental information:

(a) Interest paid during the period - Debentures             8,978           --
    Notes payable to stockholders                            4,839        4,839


        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994
                                   (Unaudited)

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

    The results of operations for the period ended November 30, 1995, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. For the quarter and six months ended November 30, 1995, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $174,684 for the quarter and six months, respectively) by the weighted average number of common shares outstanding during the period.

    For the quarter and six months ended November 30, 1994, earnings per share is calculated as follows. Note that the inclusion of common stock equivalents (Series 2 Preferred stock, options and warrants) and potentially dilutive convertible debt has an immaterial dilutive effect. Accordingly, only one earnings per share figure is reported in the Statements of Operations for each quarter and six month period.


                                     Primary                 Fully Diluted
                               Quarter    Six Months     Quarter      Six Months


Net Income                    $ 209,239   $ 228,745     $ 209,239     $ 228,745
Add:  interest expense on
  convertible debentures
  that are not CSEs based
  on the interest rate
  test                                                      9,198        18,422
Net income applicable to
  common shares                 209,239     228,745       218,437       247,167

Shares:
Weighted average common
  shares outstanding          4,075,420   4,075,420     4,075,420     4,075,420
Add common stock
  equivalents:
  Convertible preferred
    stock                       970,450     970,450       970,450       970,450
  Incremental shares from
    outstanding options and
    warrants                  1,552,970   1,642,590     2,729,418     2,729,418
Add convertible debentures
  (potentially dilutive
  securities which are not
  CSEs)                                                    51,800        51,800
Adjusted shares outstanding   6,598,840   6,688,460     7,827,088     7,827,088

Earnings per share                  .03         .03           .03           .03

Item 2 Management's Discussion and Analysis or Plan of Operations For the Quarter and Six Months Ended November 30, 1995

Results of Operations:
---------------------

Service revenues totaled $1,447,717 and $3,009,678 for the quarter and six months ended November 30, 1995, compared to $1,592,365 and $2,924,570 for the same periods in fiscal 1995, representing a decrease of $144,648 (9%) for the current quarter compared to the quarter ended November 30, 1994 and an increase of $85,108 (3%) for the six months ended November 30, 1995 compared to the same period last year. The Company's vision and hearing programs accounted for $627,195 (43%) and $1,284,131 (43%) of total service revenues during the quarter and six months ended November 30, 1995 compared to $612,464 (38%)and $1,096,168 (37%) for the same periods last year. The increase in vision and hearing revenue during the current fiscal year was the result of the increase in vision cardholders attributable to one existing sponsor who added insured cardholders in the latter part of the quarter and six months ended November 1994. Beginning toward the end of fiscal 1995 and continuing through the six months ended
November 30, 1995, one sponsor, whose cardholders are covered under the Company's vision, hearing and dental plans, has reduced its total number of uninsured cardholders by approximately 20,000. At November 30, 1995, there were approximately 386,000 vision cardholders in force compared to approximately 397,000 cardholders at November 30, 1994. Vision provider fee revenue declined by $12,053 (19%) and $33,547 (23%) during the quarter and six months ended November 30, 1995, as compared to the same periods in fiscal 1995 due in part to a modification of the Company's agreements with its providers that for certain new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $448,164 (31%) and $913,567 (30%) of total service revenues during the current quarter and six months compared to $486,652 (31%) and $802,399 (27%) for the same periods in fiscal 1995. The decline in this line of business was primarily due to the loss of approximately 20,000 uninsured cardholders as discussed above. Subsequent to November 30, 1995, the Company received a letter of intent from a new sponsor whereby approximately 60,000 uninsured cardholders will be covered under the Company's dental plan beginning January and February 1996. There were approximately 77,000 dental cardholders at November 30, 1995, compared to approximately 114,000 at November 30, 1994.

On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net (formerly Medi-Mail, Inc.) for 298,333 unregistered and 35,000 registered shares of Medi-Mail Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Medi-Mail during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Medi-Mail. Medi-Mail terminated the agreement in August 1995; therefore, the Company did not generate any revenues related to the pharmaceutical program for the quarter ended November 30, 1995 compared to $118,171 (7%) for the quarter ended November 30, 1994. Pharmaceutical revenues constituted $78,281 (3%) of total service revenues during the six months ended November 30, 1995, compared to $249,957 (9%) during fiscal 1994.

The Company makes available to its providers, buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually due to the large volume of purchases of the buying group. Buying group revenues accounted for $371,533 (26%) and $733,687 (24%) of total service revenues for the quarter and six months ended November 30, 1995 compared to $375,014 (25%) and $776,046 (27%) for the same periods in fiscal 1995.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's cardholder base principally is derived from a limited number of sponsors.

The cost of services increased by $103,266 (12%) and $226,899 (13%) from $859,610 and $1,699,373 during the quarter and six months ended November 30, 1994 compared to $962,876 and $1,926,272 during the same periods in fiscal 1996. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs. The increase in cost of services during the current quarter and six months was due to incremental costs incurred related to servicing cardholders.

General and administrative expenses were $296,747 and $591,082 during the current quarter and six months, which represents an increase of $30,106 (11%) and $58,526 (10%) compared to the same periods in fiscal 1995. These costs include depreciation, legal and professional fees, insurance, and consulting fees related to National Health Enterprises (NHE). The increase in the current year was primarily due to increased consulting fees to NHE and other consultants.

Selling and marketing expenses were $249,111 and $448,282 for the quarter and six months ended November 30, 1995, representing a decrease of $20,145 (8%) and an increase of $13,101 (2%) from the same periods in the prior year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. A significant amount of the Company's marketing activities are performed by NHE.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $660,192 at November 30, 1995, compared to $278,141 at November 30, 1994. The increase of $382,051 was due primarily to positive cash flows generated from operations as well as the sale of Medi-Mail common stock in January 1995.

At November 30, 1995, the Company had aggregate outstanding long-term liabilities of $440,004, consisting of $189,000 of Convertible Subordinated Debentures, less $3,971 of unamortized discount, $160,000 of subordinated notes payable to stockholders, and $94,975 in accrued rent.

Although the Company has realized a loss from operations during the current quarter, based on the anticipated increased levels of cardholders, the Company expects to generate positive cash flows and income from operations beginning in the latter part of fiscal 1996.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Information regarding legal proceedings is incorporated by reference from the Company's report on Form 10-KSB for the year ended May 31, 1995.



Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in January 1996, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,106,850 as of November 30, 1995.



Item 4. Submission of Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of the Company was held on December 10, 1995.

(c)     There was one matter voted upon at the meeting, as follows:

        The following nominees were elected for one-year terms as directors of the Company:
              William R. Cohen       William L. Richter      Gerald L. Cohen
              Samuel A. Oolie        Kenneth L. Blum, Sr.

        The results of voting for each nominee were as follows:
              Number of votes cast for:                    3,186,645
              Number of votes cast against:                    1,360
              Number of abstentions:                               0
              Number of non-votes:                                 0



Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are being filed with this report:

        27       Financial Data Schedule

(b)     No reports on Form 8-K were filed during the quarter ended November 30,
           1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
             ------------------------------------------------------
                                  (Registrant)



Date:         1/12/96                                 /s/ Mark L. Smith
     ---------------------                        -----------------------------
                                                  Mark L. Smith, Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)