Form 10QSB
period 1996-02-29
AVESIS INC
filed 1996-04-15
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
  [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              February 29, 1996
                                          -------------------------------------


  [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                   to
                                       -------------------  -------------------

                  Commission File Number                0-15304
                                        ---------------------------------------

                               AVESIS INCORPORATED
                      --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

        Delaware                                           86-0349350
- -------------------------------                 --------------------------------
(State or other jurisdiction of
  incorporation or organization)               (IRS Employer Identification No.)


         100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                           --------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               -----    -----

The number of outstanding shares of the registrant's Common Stock on January 13, 1995 was 4,075,420.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)  [  ] Yes   [  ] No

                                     1 of 9

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                FEBRUARY 29, 1996

                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                                       $     506,305
    Receivables, net                                                                      345,551
    Prepaid expenses and other                                                            103,515
                                                                                    -------------
         Total current assets                                                             955,371
Property and equipment, net                                                               543,435
Deferred debenture issuance costs, net                                                      3,298
Deposits                                                                                  233,815
                                                                                    -------------
                Total Assets                                                        $   1,735,919
                                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                                $     336,883
    Accrued expenses-
       Compensation                                                                        87,524
       Other                                                                               70,634
    Deferred income                                                                        36,505
                                                                                    -------------
           Total current liabilities                                                      531,546

Convertible subordinated debentures                                                       189,000
    Less unamortized debenture discount                                                    (3,494)
Accrued rent                                                                               99,089
Notes payable to stockholders                                                             160,000
                                                                                    -------------
           Total liabilities                                                              976,141
                                                                                    -------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized 12,000,000 shares:
        $100 Class A, nonvoting cumulative  convertible  preferred stock, Series
         1,  $.01 par  value;  authorized  1,000,000  shares;  none  issued  and outstanding (liquidation preference
         of $100 per share)                                                                    --
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value;  authorized 1,000,000 shares;  388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                     3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                            --
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,075,420 shares issued and outstanding                         40,754
    Additional paid-in capital                                                          9,824,408
    Accumulated deficit                                                                (9,109,266)
                                                                                    -------------
           Net stockholders' equity                                                       759,778
                                                                                    -------------
                                                                                    $   1,735,919
                                                                                    =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
  FOR THE QUARTER AND NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (Unaudited)

                                              Quarters Ended                           Nine Months Ended
                                      February 29       February 28              February 29        February 28
                                      -----------------------------           ----------------------------------
                                        1996               1995                    1996                1995
                                     ------------      ------------           --------------      --------------
Service revenues:
    Administration fees             $   1,031,131         1,227,367             $  3,146,040      $   3,180,195
    Buying group sales                    370,284           388,506                1,103,971          1,164,552
    Provider fees                          48,599            67,369                  157,721            210,038
    Other                                  18,506            23,053                   70,466             76,080
                                    -------------      ------------             ------------      -------------

     Total service revenues             1,468,520         1,706,295                4,478,198          4,630,865

Cost of services                          953,973           986,779                2,880,245          2,686,152
                                    -------------      ------------             ------------      -------------

       Income from services               514,547           719,516                1,597,953          1,944,713

General and administrative expenses       426,851           378,897                1,017,933            911,453

Selling and marketing expenses            230,784           263,990                  692,167            712,272
                                    -------------      ------------             ------------      -------------

     Income (loss) from operations       (143,088)           76,629                 (112,147)           320,988
                                    -------------      ------------             ------------      -------------

Non-operating income (expense):
    Other income (expense)                     --           171,469                   15,171            171,469
    Interest income                         7,570             1,638                   19,589              4,446
    Interest expense                       (7,358)           (9,171)                 (22,401)           (27,593)
                                    -------------      ------------             ------------      -------------

     Net non-operating income
     (expense)                                212          163,936                    12,359            148,322
                                    -------------       ------------             ------------      -------------

     Net income (loss)              $    (142,876)     $    240,565             $    (99,788)     $     469,310
                                    ==============     ============             =============     =============

Net income (loss) per common
share                               $        (.06)     $        .02             $       (.09)     $         .03
                                    ==============     ============             =============     =============

Weighted average common
shares and equivalents
outstanding                             4,075,420         8,671,728                4,075,420          8,340,169
                                    =============      ============             ============      =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (Unaudited)

                                                                        1996              1995
                                                                   -------------      ------------
Cash flows from operating activities:
    Net income                                                     $      (99,788)    $    469,310
                                                                   --------------     ------------
    Adjustments to reconcile net income to net
      cash provided by in operating activities:
      Depreciation and amortization                                       91,486            59,172
      Gain on sale of property and equipment                              (8,004)               --
      Gain on retirement of debentures                                    (7,067)               --
      Gain on sale of investment                                              --          (171,469)
      Provision for losses on accounts receivable                         (6,948)           (4,701)
      Changes in assets and liabilities:
        Decrease (increase) in receivables                                 1,023           (80,762)
        Increase in prepaid expenses                                     (16,175)          (60,458)
        Decrease (increase) in other assets                                2,907           (23,861)
        Increase in accounts payable                                      35,095            13,743
        Increase in accrued expenses                                      30,838            31,862
        (Decrease) increase in deferred income                           (15,212)            9,392
        Increase (decrease) in accrued rent                               12,598              (718)
                                                                   -------------     -------------
             Total adjustments                                          120,541           (227,800)
                                                                   ------------      -------------

             Net cash provided by operating activities                    20,753           241,510
                                                                   -------------     -------------

Cash flows from investment activities:
    Sale of investment                                                        --           340,219
                                                                   -------------     -------------

             Net cash provided by investing activities                        --           340,219
                                                                   -------------     -------------

Cash flows from financing activities:
    Repurchase of debentures                                             (59,743)               --
    Proceeds from sale of property and equipment                           8,250                --
Purchases of fixed assets                                               (278,522)         (212,050)
                                                                   -------------     -------------

             Net cash used in financing activities                      (330,015)         (212,050)
                                                                   -------------     --------------

             Net (decrease) increase in cash and cash equivalents       (309,262)          369,679

Cash and cash equivalents at beginning of period                         815,567           347,681
                                                                   -------------     -------------

Cash and cash equivalents at end of period                         $     506,305     $     717,360
                                                                   =============     =============

Supplemental information:

(a) Interest paid during the period -
    Debentures                                                             8,978                --
    Notes payable to stockholders                                          4,839             4,839

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                                   (Unaudited)

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

    The results of operations for the period ended February 29, 1996, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. For the quarter and nine months ended February 29, 1996, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $262,026 for the quarter and nine months, respectively) by the weighted average number of common shares outstanding during the period.

    For the quarter and nine months ended February 28, 1995, earnings per share is calculated as follows. Note that the inclusion of common stock equivalents (Series 2 Preferred stock, options and warrants) and potentially dilutive convertible debt has an immaterial dilutive effect.

                                                            Primary                 Fully Diluted
                                                       Quarter  Nine Months      Quarter  Nine Months
                                                       -------  -----------      -------  -----------

    Net income                                      $  240,565   $  469,310   $  240,565    $ 469,310
    Add: interest expense on convertible
      debentures that are not CSEs based
      on the interest rate test                                                    6,804       20,413
    Subtract: preferred stock dividends                 87,342      262,026       87,342      262,026
    Net income applicable to common shares             153,223      207,284      160,027      227,697

    Shares:
    Weighted average common shares
       outstanding                                   4,075,420    4,075,420    4,075,420    4,075,420
    Add common stock equivalents:
      Incremental shares from outstanding
         options and warrants                        3,625,858    3,294,299    4,038,069    4,103,576
    Add convertible debentures (potentially
      dilutive securities which are not CSEs)                                     51,800       51,800
    Adjusted shares outstanding                      7,701,278    7,369,719    8,165,289    8,140,796

    Earnings per share                                     .02          .03           .02         .03

Item 2    Management's Discussion and Analysis or Plan of Operations
              For the Quarter and Nine Months Ended February 29, 1996

Results of Operations:
- ----------------------

Service revenues totaled $1,468,520 and $4,478,198 for the quarter and nine months ended February 29, 1996, compared to $1,706,295 and $4,630,865 for the same periods in fiscal 1995, representing a decrease of $237,775 (14%) and $152,667 (3%) from the corresponding periods last year. The Company's vision and hearing programs accounted for $624,852 (43%) and $1,909,003 (43%) of total service revenues during the quarter and nine months ended February 29, 1996 compared to $680,745 (40%) and $1,765,191 (38%) for the same periods last year. The decrease in vision and hearing revenue during the current quarter was the result of one sponsor reducing the number of cardholders covered under the Company's benefit plan. Toward the end of fiscal 1995 and continuing through the nine months ended February 29, 1996, this sponsor, whose cardholders are covered under the Company's vision, hearing and dental plans, reduced its total number of cardholders by approximately 30,000. The reduction from this sponsor has been marginally offset by the addition of approximately 51,000 uninsured cardholders under the Company's hearing and dental plans beginning in February 1996. There were approximately 399,000 vision and 93,000 hearing cardholders in force at February 29, 1996, compared to approximately 397,000 vision and 109,000 hearing cardholders at February 28, 1995. Vision provider fee revenue declined by $18,770 (28%) and $52,317 (25%) during the quarter and nine months ended February 29, 1996, as compared to the same periods in fiscal 1995 due in part to a modification of the Company's agreements with its providers. Under the modified agreement, for new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $473,375 (32%) and $1,386,943 (31%) of total service revenues during the current quarter and nine months compared to $527,574 (31%) and $1,329,972 (28%) for the same periods in fiscal 1995. The decline in this line of business during the current quarter was primarily due to the loss of approximately 30,000 uninsured cardholders as discussed above. The decline in cardholders was offset by the addition of approximately 51,000 uninsured cardholders as also discussed above. There were approximately 125,000 dental cardholders at February 29, 1996, compared to approximately 115,000 at February 28, 1995.

On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net, Inc. (formerly Medi-Mail, Inc.), for 298,333 unregistered and 35,000 registered shares of Med Net Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Med Net during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Med Net. Med Net terminated the agreement in August 1995. Therefore, the Company did not generate any revenues related to the pharmaceutical program for the quarter ended February 29, 1996 compared to $109,470 (6%) of total service revenues for the quarter ended February 28, 1995. Pharmaceutical revenues constituted $78,281 (2%) of total service revenues during the nine months ended February 29, 1996, compared to $324,023 (6%) during the same period in fiscal 1995.

The Company makes available to its providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $370,290 (25%) and $1,103,971 (24%) for the quarter and nine months ended February 29, 1996 compared to $388,506 (23%) and $1,164,552 (25%) for the same periods in fiscal 1995.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's cardholder base principally is derived from a limited number of sponsors.

The cost of services decreased by $32,806 (3%) and increased by $266,899 (7%) from $986,779 and $2,686,152 during the quarter and nine months ended February 28, 1995, respectively, to $953,973 and $2,880,245 during the same periods in fiscal 1996. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services during the current nine months was due to the increased cost associated with paying claims as the number of insured cardholders increased throughout the current period.

General and administrative expenses were $426,851 and $1,017,933 during the quarter and nine months ended February 29, 1996 , which represents increases of $69,672 (18%) and $30,286 (3%) in each respective period compared to the same periods in fiscal 1995. The increase in the current periods was primarily due to legal expenses and settlement costs relating to a lawsuit which was settled during the quarter (see Part II, Item I) and increased depreciation expense related to a new computer system.

Selling and marketing expenses were $230,784 and $692,167 during the quarter and nine months ended February 29, 1996, representing a decrease of $33,206 (13%) and $20,105 (3%) from the same period in the prior year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease in expenses during the current periods was primarily due to a decrease in broker commissions related to a reduction in revenue from one sponsor as discussed above. A significant amount of the Company's marketing activities are performed by National Health Enterprises.

Non-operating income was $212 and $12,359 for the quarter and nine months ended February 29, 1996 compared to non-operating income of $171,469 for each of the same periods in fiscal 1995. The income in the prior periods was from the sale of Med Net, Inc. stock.

Liquidity and Capital Resources
- -------------------------------

The Company had cash and cash equivalents of $506,305 at February 29, 1996, compared to $815,567 at May 31, 1995. The decrease of $309,262 was due primarily to the costs of developing new software for the Company's new computer system and negative cash flows during the period.

At February 29, 1996, the Company had aggregate outstanding long-term liabilities of $444,595, consisting of $189,000 of Convertible Subordinated Debentures, less $3,494 of unamortized discount, $160,000 of subordinated notes payable to stockholders, and $99,089 in accrued rent.

Although the Company sustained a loss during the current quarter and nine months, a large portion of the loss was from non-recurring legal costs, including settlement costs relating to one lawsuit which was settled during the current quarter. Based on the current marginal losses from operations and anticipated new revenues, the Company expects to generate positive cash flows and income from operations beginning in the first part of fiscal 1997. Current cash on hand is expected to allow the Company to sustain operations for at least the next twelve months.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        The parties have executed a settlement agreement providing for the dismissal of previously-reported litigation captioned Marcus S. Palkowitsh v. Avesis Incorporated, et al. It is anticipated that a court order sproviding for the dismissal will be entered shortly.

Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in April 1996, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,192,192 as of February 29, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are being filed with this report:

        27       Financial Data Schedule

(b No reports on Form 8-K were filed during the quarter ended February 29, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AVESIS INCORPORATED
                                       -----------------------------------------
                                                   (Registrant)



Date:         4/15/96                                 /s/ Mark L. Smith
                                                -----------------------------
                                                Mark L. Smith, Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)