Form 10KSB
period 1996-05-31
AVESIS INC
filed 1996-08-29
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  X      Annual Report under Section 13 or 15(d) of the Securities  Exchange Act
- -----    of 1934 [Fee required]

For the fiscal year ended May 31, 1996 or

- -----    Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 [No fee required]

For the transition period from___________________to___________________

Commission File Number: 1-9758

                               AVESIS INCORPORATED
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                             86-0349350
- -------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

100 West Clarendon, Suite 2300
Phoenix, Arizona                                                    850l3
- ------------------------------                                   -----------
(Address of principal executive                                   (Zip Code)
offices)

Issuer's telephone number: (602) 241-3400
                          -----------------

Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock

$l0 Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2
- ----------------------------------------------------------------------
                                (Title of Class)


                  Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X        No
                                                           ------       ------

                  Check if no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  State  issuer's  revenues  for its most  recent  fiscal  year:
$6,019,895.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on August 19, 1996 was approximately $1,223,571. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                  The number of outstanding shares of the registrant's Common Stock on August 19, 1996 was 4,100,420.

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                             YEAR ENDED MAY 31, 1996

                                TABLE OF CONTENTS

                                                                                             Page

PART I........................................................................................  1
         Item 1.  Description of Business.....................................................  1
         Item 2.  Description of Properties...................................................  6
         Item 3.  Legal Proceedings...........................................................  6
         Item 4.  Submission of Matters to a Vote of Security Holders.........................  6

PART II.......................................................................................  7
         Item 5.  Market for Common Stock and Related Stockholder Matters.....................  7
         Item 6.  Management's Discussion and Analysis and Results of Operations
                  For the Fiscal Years Ended May 31, 1996 and 1995............................  9
         Item 7.  Financial Statements........................................................ 12
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................... 12

PART III...................................................................................... 13
         Item 9.  Directors and Executive Officers of the Registrant.......................... 13
         Item 10. Executive Compensation...................................................... 16
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management.................................................................. 17
         Item 12. Certain Relationships and Related Transactions.............................. 19

PART IV....................................................................................... 24
         Item 13. Exhibits and Reports on Form 8-K............................................ 24

SIGNATURES.................................................................................... 27

                                     PART I
                                     ------

Item 1.  Description of Business

General

                  Avesis Incorporated, a Delaware corporation (together with its subsidiary, the "Company"), established in June 1978, markets and administers dental, chiropractic, vision and hearing managed care and discount programs ("Programs") nationally which are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as dentists, opticians, optometrists, ophthalmologists and hearing specialists ("Providers"). The Company formerly operated a pharmaceutical discount program, which was sold in December 1992. See "Pharmaceutical Program" below.

                  Revenue has been derived from the product lines in the following proportions:

                                                   Fiscal Years Ended May 31,
                                                   --------------------------
                                                      1996           1995
                                                      ----           ----

Vision and Hearing Programs                            68%            63%
Dental Program                                         31%            29%
Pharmaceutical Program(1)                               1%             8%

- --------------------------

(1) The pharmaceutical line was sold in December 1992. The Company provided services related to the pharmaceutical program through July 1995.

Vision Program

                  The Company offers provider networks and administrative services for group vision programs. Its Vision Program is designed to provide savings by reducing the cost of frames, eyeglass and contact lenses, and eye examinations.

                  Under the Company's Vision Program, a Member has the right to discounted pricing Providers offer for eye examinations and the purchase of eyewear at network Provider locations. The Member is fully responsible for paying the Provider unless the Sponsor (a self- funding employer or insurer) is obligated to pay the Provider, or reimburse the Member. In some cases, the Company may act as a third party administrator for the Sponsor and pay such claims from funds provided by the Sponsor for that purpose.

                  Under some Programs, each Member pays an annual enrollment fee to the Company for the right to utilize network Providers and receive discounts. In other cases, typically involving Sponsors who pay benefits, the Sponsors pay an enrollment fee for each Member.

                  If the Program has insured or self-funded benefits, the Sponsor determines the products and services which will be covered, how frequently the benefit is available and, subject to local law, whether reimbursement for non-network Provider purchases will be made.

                  The Company principally derives revenues from fees paid by or on behalf of Members for enrollment, plan administration and services, and claims administration, and in certain cases also derives revenues from fees paid by Providers when Members purchase eyewear and services.

                  The  table  below  sets  forth  the  approximate   numbers  of
Providers and Members enrolled in the Vision Program at the dates indicated:


                                     No. of          No. of
                       Date         Providers        States       No. of Members
                       ----         ---------        ------       --------------

                  May 31, 1996        3,332            48            396,242
                  May 31, 1995        2,500            48            387,900


Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and generally do not include eligible spouses and children of Members.

                  The Company has entered into arrangements with certain frame manufacturers which enable Providers to obtain frames at prices below wholesale. The Company has formed a formal buying group for Providers to seek larger discounts on frames. Providers are not obligated to purchase from designated suppliers.

Hearing Program

                  The Company's hearing program (the "Hearing Program") has been marketed principally as an adjunct to the Vision Program. Revenues from the Hearing Program have not been significant. A Hearing Program Member may obtain a hearing evaluation by a Provider for a reduced fee. In addition, the Member may purchase a hearing aid from a Provider at wholesale cost plus a professional fee or at a discount from the Provider's usual charge, depending on the program. Such benefits are also available to the Member's spouse, children, parents and grandparents. The Company has developed and is marketing a Medicare HMO Hearing Program.

Dental Program

                  The Company establishes and maintains dental Provider networks which it also makes available to Sponsors. Fees charged to Members by Providers are based upon panel fee schedules which the Providers have agreed to accept. Like the Vision Program, the Company's dental program (the "Dental Program") is offered both for Members who are themselves responsible for paying 100% of the costs of their care to their Providers, and for Programs under which the Sponsor assumes the obligation of paying Providers (or reimbursing Members) for the agreed upon costs of specified care. Revenues from the Dental Program principally are derived in the same manner as in the case of the Vision Program.

                  The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

                                     No. of          No. of
                      Date          Providers        States      No. of Members
                      ----          ---------        ------      --------------

                  May 31, 1996        3,776            41            94,729
                  May 31, 1995        3,600            41            90,700


See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Chiropractic Program

                  The Company has developed a program for cost-effective and budgetable delivery of chiropractic services. Members pay reduced fees for history and physical examinations, spinal manipulation, non-manual procedures, physiotherapy, acupuncture and additional care.

Provider Networks

                  The Company usually contracts with Providers to provide services to Members simultaneously with the development of a membership base in a geographic area; however, some Providers are enlisted in expansion areas where there is little or no membership base. The Programs supplement the practices of Providers by enabling them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Member patients, the incremental revenues from Member patients can be an important source of revenue to Providers. There can be no assurance that Providers will continue to participate in the Programs even if their participation results in such an increase in revenues since the portion of their practices derived from the Programs may become less profitable than other aspects of their practices.

                  The Company periodically reviews some of the Providers. This review includes a patient survey form which is distributed on a random basis by the Company to Members, the investigation of any complaints received from Members, and a desk or field audit by a Company auditor to confirm that Members were not charged more than the contracted prices for services and products.

Program Administration and Administration of Claims

                  The Company receives fees from Sponsors for program administration services. These fees vary depending upon the type of program involved, the number of card-holding Members in a Sponsor's program, and the extent of claims administration and other administrative services involved.

                  When the Company acts as a third party administrator for Programs under which the Sponsor pays for Provider services, Members obtaining services from Providers present their cards to the Providers, who in certain cases contact the Company to confirm eligibility and, upon performance of services, submit claim forms to the Company. The Company processes the claims, requests funds from the appropriate Sponsors, and forwards payments to the Providers and/or Members from the funds received from Sponsors. Monthly information about the use of the Programs by Members and cost savings is reported to certain Sponsors.

                  Although the Company does not believe it would have any liability due to any malpractice on the part of any Provider, the usual form of Provider Agreement requires each Provider to indemnify the Company from any claim based on the negligence of the Provider in the performance of services for Members. In addition, Providers are required to carry malpractice insurance.

Marketing

                  The Company markets nationally to potential Sponsors which have or have access to a large number of potential Members. Marketing is done through the efforts of the Company's sales personnel and unaffiliated insurance brokers, general agents and employee benefit consultants compensated on a commission basis. Substantial marketing services are also provided through National Health Enterprises, Inc. ("NHE"). See Item 12 - Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc."

                  The Company's sales and marketing personnel market the full range of the Company's products and services. The Company believes that offering a range of products and services in multiple product lines differentiates it from its competitors and enables it to offer a more comprehensive solution to its customers' benefits needs.

                  The following customers accounted for more than 10% of the Company's revenues during the periods indicated.

                                                  Year ended        Year ended
                                                 May 31, 1996      May 31, 1995
                                                 ------------      ------------

      National Insurance Services Inc.                26%              36%
      Fraternal Order of Police/
        Department of Corrections                     13%              13%
      Blue Cross Blue Shield of Arizona               12%               8%

                  The Company is substantially dependent on a limited number of customers and will be materially adversely affected by termination of its agreements with such customers. For information regarding a termination notice received from National Insurance Services, Inc., see Item 6 - "Management's Discussions and Analysis of Financial Condition and Results of Operations."


Competition

                  The Company competes for potential Sponsors, Members and Providers, depending on the geographic area or market, with various provider organizations, health maintenance organizations and health care membership programs. Most of these competitors have significantly greater financial, marketing and administrative resources than the Company.


Regulation

                  Certain registration and licensing laws and regulations (including those applicable to third party administrators, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may indirectly impact the Company. The Company believes that the extent of its compliance with such laws and regulations as they are currently enforced and applicable to the Company is consistent with current industry standards and practices. However, there can be no assurance that changes in enforcement and compliance practices will not occur in the future, or that existing laws and regulations will not be broadened. In any such event, the Company could be required to effect registration in various additional states and/or post substantial fidelity or surety bonds in connection therewith. Alternatively, the Company may be required to alter substantially the services offered by it, modify its contractual arrangements with Sponsors, Providers and Members, or be precluded from providing some or all of its services in some states. Any or all of the foregoing consequences could materially adversely affect the Company.

Employees

                  As of August 15, 1996, the Company had 33 employees, compared to 43 employees at August 18, 1995. The Company believes that its relationship with its employees is good.


Item 2.           Description of Properties

                  The Company maintains its executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013, in space leased from an independent party. The lease agreement covers approximately 13,300 usable square feet of space and expires on August 31, 2000. The Company owns and leases various computer equipment, data processing and other office equipment. A lease for office space has been secured in the state of Florida. This office serves as a satellite sales office and encompasses a total of approximately 200 square feet. The Company has also leased approximately 200 square feet in Washington, D.C.

Item 3.           Legal Proceedings

                  In July 1993, Avesis was served with a complaint titled Marcus
S. Palkowitsh v. Avesis Incorporated, et al, filed in the Superior Court of the State of Arizona, Maricopa County. The complaint alleged that the Company and the other defendants induced plaintiff to provide funds for a joint venture designed to sell discount dental services. The complaint alleged securities fraud, racketeering, negligence and negligent misrepresentation. Plaintiff sought $384,500 in damages, to be trebled, unspecified punitive damages, attorneys' fees, costs and interest. The Company answered the complaint in September 1993, denying the allegations, and the Court dismissed plaintiff's claims of securities fraud in March 1994. The parties entered into a Settlement and Release Agreement as of March 12, 1996, pursuant to which the Company agreed to pay plaintiff $25,000 in cash and grant him 25,000 shares of common stock of the Company. On April 22, 1996, the lawsuit was dismissed with prejudice as to the Company.

                  Except for the foregoing, the Company is not party to any material litigation proceeding.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

                                     PART II
                                     -------

Item 5.           Market for Common Stock and Related Stockholder Matters

                  Market Information. The Company's Common Stock and $10 Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Preferred") are traded in the over-the-counter market and quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the NASD's Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during fiscal 1996 and fiscal 1995. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                      Bid Quotation Range
                                                    -----------------------

                                                  High                 Low
                                                --------             -------
Fiscal Year 1996
- ----------------

First Quarter..........................          $1.375             $0.9375
Second Quarter.........................           1.01               0.5625
Third Quarter .........................           1.00               0.75
Fourth Quarter ........................           0.875              0.6875


                                                  High                 Low
                                                --------             -------

Fiscal Year 1995

First Quarter..........................         $  1.00            $ 1.00
Second Quarter.........................             .938              .875
Third Quarter .........................            2.06               .812
Fourth Quarter ........................            1.50               .875




                  As of August 19, 1996, there were 4,100,420 shares outstanding of the Common Stock of the Company held by approximately 165 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

                  Dividends. The Company has not paid any dividends on its Common Stock since its inception and does not expect to pay dividends on its Common Stock at any time in the foreseeable future. Moreover, the terms of the Series 2 Preferred provide that as long as any shares of the Series 2 Preferred remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the Common Stock of the Company unless the full dividends on the Series 2 Preferred for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. As of August 19, 1996, there were 388,180 shares of Series 2 Preferred outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% ($.90 per share), payable when and if declared by the Board of Directors. Dividend arrearages as of July 31, 1996 totalled $1,339,762.

Selected Financial Data

                  The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form l0-KSB.

                  The selected financial data for each of the five years in the period ended May 31, 1996 have been derived from the Company's audited financial statements and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.


                                                       Years Ended May 31,
                               -------------------------------------------------------------
Selected Operating Data:           1996        1995        1994        1993        1992(1)
- ------------------------       -----------  ----------  ----------- -----------  -----------
Operating revenues             $6,019,896   $6,351,106  $4,418,512  $4,762,632   $5,225,536
Operating expenses              6,016,694    5,986,897   4,620,972   5,699,019    6,461,827
Net income (loss)                (124,859)     505,411    (134,550)   (676,231)    (847,075)
Net income (loss) per
common share (2)                     (.12)         .02        (.12)       (.29)        (.35)

                                                             Years Ended May 31,
                                 -----------------------------------------------------------------------------
Selected Balance                     1996            1995             1994           1993           1992(1)
- ----------------                 ------------   --------------   --------------  -------------   -------------
Sheet Data:
- -----------
Working capital                    $422,922       $  747,566       $  229,740     $  388,863      $1,915,503
Current assets                      864,566        1,242,534          647,522      1,025,394       2,692,073
Total assets                      1,650,527        1,839,377        1,195,831      1,649,797       3,264,804

Current liabilities                 441,644          494,968          417,782        636,545         776,570
Long term obligations               449,183          484,850          423,901        524,554         417,015
Total liabilities                   890,827          979,818          841,683      1,161,099       1,193,585
Net stockholders' equity            759,700          859,559          354,148        488,698       2,071,219



(1)      Reflects a  restatement  of certain  1992 amounts to give effect to the
         forgiveness  of  $100,000  of  indebtedness   previously   reported  as
         extraordinary gain and now reported as a capital transaction.

(2) After provision for preferred stock dividends as follows: $349,368 in 1996; $349,368 in 1995; $349,590 in 1994; and $349,812 in each of 1993 and 1992.


Item 6. Management's Discussion and Analysis and Results of Operations For the Fiscal Years Ended May 31, 1996 and 1995

                  Except for the historical information contained herein, the discussion in this Form 10-KSB contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1 -- Description of Business" and this "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

Results of Operations:
- ----------------------

                  The loss of business from National Insurance Services Inc. ("NIS") and the discontinuation of the pharmaceutical services program reduced 1996 revenues by $1,145,000. In spite of this, service revenues totaled $6,019,896 in fiscal 1996, compared to $6,351,106 in fiscal 1995, representing a decrease of $331,211 (5%). The Company's vision and hearing programs accounted for $2,553,275 (68%) of total service revenues during fiscal 1996 compared to $2,429,463 (63%) in fiscal 1995. The decrease in vision and hearing revenue during the current fiscal year was the result of one sponsor, NIS, reducing the number of its cardholders covered under the Company's benefit plan. Beginning toward the latter part of fiscal 1995 and continuing through the end of fiscal 1996, this sponsor, whose cardholders are covered under the Company's vision, hearing and dental plans, has reduced its total number of cardholders by approximately 55,000. Subsequent to year end the Company received notice from this sponsor, who at May 31 represented 20% of total service revenues, of its intent to terminate its contract with the Company effective October 1, 1996. The reduction from this sponsor during the current fiscal year has been marginally offset by the addition of approximately 66,000 uninsured cardholders under the Company's hearing and dental plans beginning in February 1996. There were approximately 396,000 vision and 82,000 hearing cardholders in force at May 31, 1996, compared to approximately 388,000 vision and 84,000 hearing cardholders at May 31, 1995. Vision provider fee revenue declined by $78,351 (28%) during fiscal 1996, compared to the same period in fiscal 1995 due in part to a modification of the Company's agreements with its providers that for certain new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

                  The Company's dental program accounted for $1,833,583 (31%) of total service revenues during the current fiscal year compared to $1,847,605 (29%) in fiscal 1995. The decline in this line of business during the current quarter was primarily due to the loss of approximately 50,000 uninsured cardholders as discussed above. The decline in cardholders was partially offset by the addition of approximately 51,000 uninsured cardholders as also discussed above. There were approximately 94,700 dental cardholders at May 31, 1996, compared to approximately 91,000 at May 31, 1995.

                  On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net, Inc. (formerly Medi-Mail, Inc.) for 298,333 unregistered and 35,000 registered shares of Medi-Mail Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Medi-Mail during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Medi-Mail. Medi-Mail terminated the agreement in August 1995. Pharmaceutical revenues constituted $78,281 (1%) of total service revenues during fiscal 1996, compared to $485,263 (8%) during fiscal 1995.

                  The Company makes available to its Providers a buying group program that enables the Provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $1,554,757 (26%) during fiscal 1996 compared to $1,588,775 (25%) in fiscal 1995.

                  Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's current cardholder base principally is derived from a limited number of sponsors.

                  The cost of services increased by $83,785 (2%) from $3,832,519 during fiscal 1995 to $3,916,304 in fiscal 1996. These costs primarily relate to servicing cardholders, Provider network development, and sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services during the current fiscal year was due to the increased cost associated with paying claims as the number of funded cardholders increased throughout the current period.

                  General and administrative expenses were $1,275,536 during the current fiscal year, which represents an increase of $65,738 (5%) compared to fiscal 1995. The increase in the current year was primarily due to an increase in depreciation expense associated with the Company's software development project and increases in personnel costs.

                  Selling and marketing expenses were $914,853 during fiscal 1996, representing a decrease of $29,726 (3%) from fiscal 1995. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease in expenses during the current period in fiscal 1996 was primarily due to a decrease in broker commissions related to a reduction in revenue from one sponsor as discussed above. A significant amount of the Company's marketing activities are performed by National Health Enterprises.

                  Non-operating expense was $38,061 in fiscal 1996, compared to non-operating income of $141,202 in fiscal 1995. The decrease was primarily due to the sale of Medi-Mail stock for net proceeds of over $338,000 in fiscal 1995 which created a gain of $171,469.

Liquidity and Capital Resources
- -------------------------------

                  The Company had cash and cash equivalents of $436,083 at May 31, 1996, compared to $815,567 at May 31, 1995. The decrease of $379,484 was due primarily to the negative cash flows associated with the software development project during fiscal 1996.

                  At May 31, 1996, the Company had aggregate outstanding long-term liabilities of $449,183, consisting of $189,000 of Convertible Subordinated Debentures, less $3,018 of unamortized discount, $160,000 of subordinated notes payable to stockholders, and $103,202 in accrued rent.

                  Due to the loss of the sponsor discussed above, the Company anticipates that it will continue to incur negative cash flows. However, the Company is implementing cost reduction initiatives that will help to offset the reduction in revenue from this one sponsor. Additionally, the Company anticipates that it will be adding members under new contracts during the second and third fiscal quarters which will further offset the reduction in revenue, although there can be no assurances that such members will be added. The Company anticipates that it will incur negative cash flows throughout fiscal 1997. If the Company is required to obtain additional financing, there can be no assurances that sources of financing will be available on terms favorable to the Company, if at all.

Recent Accounting Pronouncements
- --------------------------------

                  Statement  of   Financial   Accounting   Standards   No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), which the Company will adopt for its fiscal year ending May 31, 1997, will require "that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." In the opinion of management, the adoption of SFAS No. 121 will not have a material effect on the Company's financial position.

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples include stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the equity instruments issued, whichever is the more reliable measure. The Company will adopt the disclosure requirements of SFAS No. 123 for its fiscal year ending May 31, 1997.


Item 7.  Financial Statements

                  Financial Statements appear commencing at page F1 immediately hereafter.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                                  May 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Avesis Incorporated:


We have audited the accompanying consolidated balance sheet of Avesis Incorporated and subsidiary as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiary as of May 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1996, in conformity with generally accepted accounting principles.



                                               KPMG Peat Marwick LLP


Phoenix, Arizona
July 12, 1996

                       AVESIS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet

                                  May 31, 1996

                                     Assets

Current assets:
    Cash and cash equivalents                                                                $         436,083
    Receivables, net (note 2)                                                                          315,407
    Prepaid expenses and other                                                                         113,076
                                                                                                ------------------
      Total current assets                                                                             864,566

Property and equipment, net (note 3)                                                                   599,298

Deferred debenture issuance costs, less accumulated amortization of $17,528                              2,848

Deposits                                                                                               183,815
                                                                                                ------------------

                                                                                             $       1,650,527
                                                                                                ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                         $         223,914

    Accrued expenses:
      Compensation                                                                                      72,232
      Other                                                                                            114,133

    Deferred income                                                                                     31,365
                                                                                                ------------------
      Total current liabilities                                                                        441,644

Convertible subordinated debentures (note 4)                                                           189,000

    Less unamortized debenture discount                                                                 (3,018)

Accrued rent (note 5)                                                                                  103,201

Notes payable to stockholders (note 12)                                                                160,000
                                                                                                ------------------
              Total liabilities                                                                        890,827
                                                                                                ------------------

Stockholders' equity (notes 4, 8 and 9):
    Preferred stock, $.01 par value, authorized 12,000,000 shares:
      $100 Class A, nonvoting cumulative convertible preferred stock, Series 1, $.01 par value; authorized 1,000,000 shares; none issued and outstanding (liquidation
      preference of $100 per share)                                                                         --
      $10 Class A, nonvoting cumulative convertible preferred stock, Series 2, $.01 par value;
      authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation
      preference of $10 per share) and $1,281,522 of dividends in arrears at $.90 per share              3,882
      Class A, voting cumulative convertible preferred stock, Series 3, $.01 par value;
        authorized 100,000 shares; none issued and outstanding (liquidation preference of                   --
        $100 per share)
    Common stock of $.01 par value, authorized 20,000,000 shares; 4,100,420 shares issued
      and outstanding                                                                                   41,004
    Additional paid-in capital                                                                       9,949,159
    Accumulated deficit                                                                             (9,234,345)
                                                                                                ------------------
              Total stockholders' equity                                                               759,700

Commitments and contingencies (notes 5, 10, 11 and 13)
                                                                                                ------------------

                                                                                             $       1,650,527
                                                                                                ==================

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                        Years ended May 31, 1996 and 1995

                                                                                 1996                 1995
                                                                           ------------------   ------------------

Service revenues (note 10):
    Administration fees                                                 $       4,170,599            4,381,548
    Provider fees                                                                 198,895              277,300
    Other                                                                       1,650,402            1,692,258
                                                                           ------------------   ------------------
           Total service revenues                                               6,019,896            6,351,106

Cost of services                                                                3,916,304            3,832,519
                                                                           ------------------   ------------------

           Income from services                                                 2,103,592            2,518,587

General and administrative expenses                                             1,275,537            1,209,799

Selling and marketing expenses (note 11)                                          914,853              944,579
                                                                           ------------------   ------------------

           Income (loss) from operations                                          (86,798)             364,209
                                                                           ------------------   ------------------

Non-operating income (expense):
    Gain on sale of investment                                                         --              171,469
    Interest income                                                                26,546                6,050
    Interest expense (note 12)                                                    (29,786)             (36,817)
    Other income (expense)                                                        (34,821)                 500
                                                                           ------------------   ------------------
           Total non-operating income                                             (38,061)             141,202
                                                                           ------------------   ------------------

           Income (loss) before income taxes                                     (124,859)             505,411

Income taxes (note 7)                                                                  --                   --
                                                                           ------------------   ------------------

           Net income (loss)                                                     (124,859)             505,411

Preferred stock dividends                                                        (349,162)            (349,162)
                                                                           ------------------   ------------------

           Net income (loss) available to common shareholders           $        (474,021)             156,249
                                                                           ==================   ==================

Net income (loss) per common and equivalent share                       $           (.12)                 .02
                                                                           ==================   ==================

Weighted average common and equivalent shares outstanding                       4,079,530            7,516,160
                                                                           ==================   ==================

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                        Years ended May 31, 1996 and 1995


                                          Preferred stock                                 Additional                      Total
                             ------------------------------------------     Common         paid-in       Accumulated   stockholders'
                               Series 1      Series 2       Series 3        stock          capital         deficit        equity
                             ------------  ------------  --------------  ------------  --------------  -------------  --------------

Balance, May 31, 1994     $           --         3,882             --        40,754       9,924,409      (9,614,897)       354,148

Net income                            --            --             --            --              --         505,411        505,411
                             ------------  ------------  --------------  ------------  --------------  -------------  --------------

Balance, May 31, 1995                 --         3,882             --        40,754       9,924,409      (9,109,486)       859,559

Net loss                              --            --             --            --              --        (124,859)      (124,859)

Issuance of common stock              --            --             --           250          24,750              --         25,000
                             ------------  ------------  --------------  ------------  --------------  -------------  --------------

Balance, May 31, 1996     $           --         3,882             --        41,004       9,949,159      (9,234,345)       759,700
                             ============  ============  ==============  ============  ==============  =============  ==============

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        Years ended May 31, 1996 and 1995

                                                                                 1996                 1995
                                                                           ------------------   ------------------
Cash flows from operating activities:
    Net income (loss)                                                   $        (124,859)             505,411
                                                                           ------------------   ------------------
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                               143,001               90,297
      Provision for losses on accounts receivable                                  17,090               17,055
      Gain on sale of fixed assets                                                 (8,006)                (500)
      Gain on sale of marketable securities                                            --             (171,469)
      Gain on repurchase of debentures                                            (10,257)                  --
      Common stock issued for professional services                                25,000                   --
      Changes in assets and liabilities:
        Decrease (increase) in receivables                                          7,130              (91,804)
        Increase in prepaid expenses and other                                    (25,736)             (52,377)
        Decrease (increase) in deposits                                            51,053              (23,861)
        Increase (decrease) in accounts payable                                   (77,883)             105,410
        Decrease in deferred income                                               (20,352)             (13,069)
        Increase in accrued rent                                                   16,710               17,020
        Increase in other accrued expenses                                         58,805               26,162
                                                                           ------------------   ------------------
           Net cash provided by operating activities                               51,696              408,275
                                                                           ------------------   ------------------

Cash flows from investing activities:
    Purchases of property and equipment                                          (379,687)            (281,108)
    Proceeds from dispositions of property and equipment                            8,250                  500
    Proceeds from sale of marketable securities                                        --              340,219
                                                                           ------------------   ------------------
           Net cash provided by (used in) investing activities                   (371,437)              59,611
                                                                           ------------------   ------------------

Cash flows from financing activities:
    Repurchase of convertible subordinated debentures                             (59,743)                  --
                                                                           ------------------   ------------------
           Net cash used in financing activities                                  (59,743)                  --
                                                                           ------------------   ------------------

           Net increase (decrease) in cash and cash equivalents                  (379,484)             467,886

Cash and cash equivalents, beginning of year                                      815,567              347,681
                                                                           ------------------   ------------------

Cash and cash equivalents, end of year                                  $         436,083              815,567
                                                                           ==================   ==================

Supplemental information:

Interest paid during the year was $30,602 in 1996 and 1995.

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                              May 31, 1996 and 1995





(1)    Summary of Significant Accounting Policies

       Nature of Business and Consolidation Policy

       Avesis Incorporated, a Delaware Corporation, and its wholly-owned subsidiary, a District of Columbia Corporation (collectively, the Company), markets and administers vision, hearing and dental discount programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists and dentists (providers). Through July 1995, the Company also provided claims processing services for a company which operates a pharmaceutical benefit plan. The Company receives a fee for its services which varies according to the volume of activity. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

       Cash Equivalents

       Cash and cash equivalents include cash on hand, money market funds, and short-term investments with original maturities of 90 days or less.

       Property and Equipment

       Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Software is amortized over the estimated useful life of six years.

       Revenue Recognition

       Administrative fee revenue is recognized on an accrual basis during the month that the member is entitled to use the benefit. Provider fee revenue, based on member utilization, is recognized when the service is performed.

       Net Income (Loss) Per Common and Equivalent Share

       For fiscal year 1996, net loss per common and equivalent share is calculated by dividing net loss, after giving appropriate effect for preferred stock dividends, by the weighted average number of common shares outstanding during the year.

       For fiscal year 1995, net income per common and equivalent share is calculated by dividing net income, after giving appropriate effect for preferred stock dividends, by the weighted average number of common stock and dilutive common stock equivalent shares outstanding during the year.

                       AVESIS INCORPORATED AND SUBSIDIARY

       Dilutive common equivalent shares consist of stock options and warrants (computed using the treasury stock method) and the assumed conversion of subordinated convertible debentures into common stock. Fully diluted net income (loss) per common and equivalent share approximates net income
       (loss) per common and equivalent share.

       Income Taxes

       The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect during the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Convertible Debentures

       The Company incurred debenture issuance costs which have been deferred and are being amortized over the term of the debentures on the straight-line basis. Debenture discount is being amortized as interest expense over the life of the debentures using the interest method.

       Use of Estimates

       Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


 (2)   Receivables

       At May 31, 1996 receivables consists of:

           Trade                                             $       335,407
           Less allowance for doubtful accounts                      (20,000)
                                                                ----------------

                                                             $       315,407
                                                                ================

(3)    Property and Equipment

       At May 31, 1996 property and equipment consists of:

           Furniture and fixtures                            $       223,497
           Equipment                                                 809,873
           Leasehold improvements                                     72,650
           Software                                                  508,964
                                                                ----------------
                                                                   1,614,984
           Less accumulated depreciation and amortization         (1,015,686)
                                                                ----------------

                                                             $       599,298
                                                                ================

                       AVESIS INCORPORATED AND SUBSIDIARY

(4)    Convertible Subordinated Debentures

       The Company's 9-1/2% convertible subordinated debentures are due December 1, 1997 and require semi-annual interest payments on June 1 and December
       1. The debentures are convertible into shares of the Company's common stock at any time prior to maturity, unless previously redeemed, at a conversion price of $5 per share, subject to adjustment under certain circumstances.

       The debentures are redeemable at the Company's option at any time, in whole or in part, at a redemption price of 101% of the principal amount and declining annually to 100% of such principal amount on or after
       December 1, 1996. The debentures are subordinated to all senior indebtedness, as defined in the debenture agreement. During fiscal year 1996, the Company repurchased $70,000 of the debentures from a related party. The resulting gain on the repurchase, after taking into account the related write-offs of deferred debenture issuance costs and unamortized debenture discount, was $10,257.


(5)    Operating Leases

       The Company leases office space under an agreement which expires September 30, 2000. The Company is obligated to pay its proportionate share of the building's operating costs not to exceed stated maximums. The Company also leases equipment under long-term operating lease agreements. For the years ended May 31, 1996 and 1995, rent expense for all operating leases was $244,130 and $288,104, respectively.

       The  Company  records  rent  expense  using  the  straight-line   method.
       Accordingly, the difference between rent expense and actual rent paid has been recorded as accrued rent for financial reporting purposes.

       Future minimum cash lease payments for operating leases are as follows:

                            Years ending May 31,

                                    1997                     $       227,936
                                    1998                             232,034
                                    1999                             244,242
                                    2000                             182,091
                                 Thereafter                          119,464
                                                                ---------------

              Total future minimum lease payments            $     1,005,767
                                                                ===============

                       AVESIS INCORPORATED AND SUBSIDIARY

(6)    Fair Value of Financial Instruments

       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at May 31, 1996, together with a description of the methodologies and assumptions used to determine such amounts.

                                                           Carrying      Fair
                                                            Amount       Value
                                                         ----------    ---------

         Financial assets:
           Cash and cash equivalents                   $    436,083     436,083
           Receivables (net)                                315,407     315,407

         Financial liabilities:
           Accounts payable and accrued expenses            410,279     410,279
           Convertible subordinated debentures (net)        185,982     185,982
           Notes payable to stockholders                    160,000     144,618


       The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than three months. The carrying amount of receivables, accounts payable and accrued expenses approximates fair value since they are expected to be collected or paid within 90 days of year-end. The fair values of notes payable to stockholders are estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments.


(7)    Income Taxes

       Income tax expense for 1996 differs from the amount computed by applying the federal income tax rate of 34% to income before income taxes due to an offsetting valuation allowance.

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
             Net operating loss carryforwards (NOL)           $    2,648,000
             Accrued expenses                                         29,000
             Property and equipment                                   10,000
             Valuation allowance                                  (2,687,000)
                                                                ----------------

           Net deferred tax assets                            $            --
                                                                ================

                       AVESIS INCORPORATED AND SUBSIDIARY

       Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the year ended May 31, 1996 was an increase of $47,000. The net change for the year ended May 31, 1995 was a decrease of $409,000.

       The Company's federal NOLs of $7,300,000 expire between 1999 and 2010.


(8)    Stock Options and Warrants

       The Company has reserved 600,000 shares of common stock for exercise of options under a 1993 stock option plan which includes incentive and non-qualified stock options. At May 31, 1996, there were 180,000 incentive options outstanding under this plan exercisable at $.48 per share, and 300,000 nonqualified options exercisable at $.40 per share. All of the outstanding options are exercisable for 10 years after the date of grant.

       At May 31, 1996, all incentive stock options and 255,000 non-qualified options outstanding under this plan were exercisable. The vesting period of the non-qualified options was 25% at the time of grant with the remaining 75% in equal increments over the next 10 calendar quarters.

       The Company has also reserved 520,000 shares of common stock for exercise of options under an incentive stock option plan. At May 31, 1996, there were options to purchase 1,325 shares outstanding under this plan, exercisable for 5 years after date of grant at a price of $1.00 per share. At May 31, 1996, all options outstanding under this plan were exercisable. The options expire on July 23, 1996. Management intends to issue no new options under this plan.

       In connection with the Long-Term Management Agreement (note 11), National Health Enterprises, Inc. of Owing Mills, Maryland (NHE) received ten-year options to purchase up to 4,400,000 shares of the Company's common stock. Options to purchase 1,400,000 shares at an exercise price of $.40 per share were vested at inception, and the remaining options to purchase shares at an exercise price of $.48 per share vested on December 5, 1994, in connection with a Board of Directors resolution. NHE transferred all of the options in March 1993 to certain individuals affiliated with NHE. Effective December 5, 1994, these individuals collectively transferred an aggregate of 125,000 of the options exercisable at $.48 per share to Richter & Co., Inc.

       The following table summarizes stock option activity:

                                                           Common Stock
                                                  ------------------------------
                                                                    Per Share
                                                   Options       Exercise Price
                                                  ------------- ----------------

         Balance outstanding, May 31, 1994         4,856,325       $.40-1.00
         Options granted                              50,000         $.48
         Options exercised                                --
         Options canceled                                 --
                                                  -------------

         Balance outstanding, May 31, 1995         4,906,325
                                                  =============

                       AVESIS INCORPORATED AND SUBSIDIARY

       At May 31, 1995, options to purchase 4,861,325 shares at prices ranging from $.40 to $1.00 were exercisable.

                                                         Common Stock
                                                --------------------------------
                                                                   Per Share
                                                  Options        Exercise Price
                                                ------------   -----------------

         Balance outstanding, May 31, 1995       4,906,325        $.40-1.00
         Options granted                                --
         Options exercised                              --
         Options canceled                           25,000
                                                ------------

         Balance outstanding, May 31, 1996       4,881,325
                                                ============


       At May 31, 1996, options to purchase 4,881,325 shares at prices ranging from $.40 to $1.00 were exercisable.

       During fiscal 1993, a former employee was granted warrants to purchase 100,000 shares of common stock. The purchase price is $.50 per share for 50,000 shares and $1.00 per share for the remaining 50,000 shares. The warrants expire on February 1, 1998.

       Ten-year warrants to purchase 400,000 shares of common stock are held by Richter & Co., Inc., a New York investment banking firm whose principal, William L. Richter, is a member of the Company's Board of Directors. At May 31, 1996, 127,273 warrants were exercisable at an exercise price of $.40 per share and 272,727 warrants were exercisable at an exercise price of $.48 per share. At May 31, 1996, 160,000 of these warrants had been assigned to William L. Richter.


(9)    Preferred Stock

       The Company has authorized 1,000,000 shares of $10 Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 (the Series 2 Preferred) with a par value of $.01 per share and quarterly dividends at the fixed annual rate of $.90 per share. In August 1993, the Board of Directors of the Company resolved that no dividends would be declared or paid without its specific authorization. The Series 2 Preferred is convertible at the option of the holder into common stock of the Company at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference which entitles holders to receive, out of the assets of the Company, $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock. The Series 2 Preferred may be redeemed at any time, in whole or in part, by the Company, at its option at $10 per share plus all the accrued but unpaid dividends.

       No dividends may be paid on common stock unless all accrued and unpaid dividends have been paid on the Series 2 Preferred.

                       AVESIS INCORPORATED AND SUBSIDIARY

(10)   Major Customers

       The Company's programs and services are offered throughout the United States. Two major customers provided 27% and 31% of total service revenues in 1996 and 36% and 13% in 1995, respectively.


(11)   Long-Term Management and Marketing Agreement

       In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement is five years and is renewable for two two-year periods. The Company paid NHE $220,000 in fiscal 1994 and is obligated to pay $200,000 each year thereafter. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock.

       Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. The Company paid approximately $85,000 and $66,000 to NHE under the terms of this agreement in fiscal 1996 and 1995, respectively.


(12)   Related Party Transactions

       In March 1993, the Company obtained loans in the amount of $80,000 each from two stockholders of the Company who are also affiliates of NHE. The entire principal of the notes is due March 18, 1998 and bears interest at the rate of 6% per annum. Repayment on the notes may be accelerated by the holders if the Company terminates the NHE Management Agreement without cause. Interest is payable semiannually, in arrears. The notes are subordinated to the Company's outstanding 9-1/2% debentures and future indebtedness of the Company. The Company paid $10,442 in interest under the terms of these notes in fiscal 1996 and 1995.

       During fiscal 1996, the Company purchased approximately $326,000 in software and related programming services from a company owned by the President and two stockholders of the Company who are also affiliates of NHE.


(13)   Commitments and Contingencies

       In June 1992, the California Department of Corporations notified the Company to cease and desist from operating in California as a health care service plan without a license under California's Knox-Keene Act.
       Approximately 5% of the Company's revenue is derived from California related business. Since that time, the Company has sold its pharmacy line of business and taken certain other steps to restructure portions of its business in California so as to be exempt from coverage under the Knox-Keene Act. The Department has taken no further action in this matter, however, there can be no assurance that these steps will be considered sufficient by the Department in the event of any future challenge by the Department. A material interruption of the Company's California business would materially adversely affect the Company's financial position and results of operations.

                       AVESIS INCORPORATED AND SUBSIDIARY

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


(14)   Liquidity

       The Company has suffered recurring losses from operations and negative cash flows. Management is currently seeking methods to maximize service revenues and control operating expenses; however, management anticipates it will incur negative cash flows throughout fiscal 1997. If the Company is required to obtain additional financing, there can be no assurances that sources of financing will be available on terms favorable to the Company, if at all.

                                    PART III
                                    --------

Item 9.           Directors and Executive Officers of the Registrant

                  The following table sets forth the names of the directors and executive officers of the Company and certain biographical information relating to them.


Name                               Age            Position(s) with Company
- ----                               ---            ------------------------

William R. Cohen                   65             Co-Chairman and Director

William L. Richter                 53             Co-Chairman and Director

Kenneth L. Blum, Sr.               69             Director

Gerald L. Cohen                    52             Director

Sam Oolie                          60             Director

Frank Cappadora                    50             President and Chief Executive
                                                  Officer

Neal Kempler                       28             Corporate Secretary

Shannon R. Barnett                 28             Controller


                  William R. Cohen, 65, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the President of Star Uniform Rental Company and Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

                  William L. Richter, 53, Co-Chairman of the Board, has been a director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp. and its wholly-owned subsidiary, Richter & Co., Inc., a registered broker-dealer firm (or its predecessor organization) for the past five years. Mr. Richter was Co-Chairman of Rent-A- Wreck of America, Inc., a franchisor of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

                  Kenneth L. Blum, Sr., 69, has served as a Director of the Company since August 1993. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc. since June

1993 and President and Chief Executive Officer since January 1994. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Executive Officers; NHE." Mr. Blum has commenced undertaking certain executive responsibilities on behalf of the Company.

                  Gerald L. Cohen, 52, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen also serves as a Director of Marketing Systems of America. Mr. Cohen is not related to William R. Cohen.

                  Sam Oolie, 60, has served as a Director of the Company since March 1985. Mr. Oolie is Chairman and CEO of NoFire Technologies, Inc., a manufacturer of fire retardent materials since August 1995. Mr. Oolie has been Chairman of Oolie Enterprises, an investment company, since July 1985. Mr. Oolie has held various positions with CFC Associates, a venture capital partnership, and its predecessor companies since January 1984, and also has been Chairman of New Thermal Corp., an extruder of plastic profiles for the window industry, since January 1991. He was Vice Chairman of American Mobile Communications, Inc. a cellular telephone company, from February 1987 until July 1989 and Chairman of the Nostalgia Network, a 24-hour cable television program service, from April 1987 until January 1990. Mr. Oolie also serves as a Director of Noise Cancellation Technologies, Inc., and Comverse Technology, Inc.

                  Frank Cappadora, 50, has been President and Chief Executive Officer of the Company since September 1992 and was designated to such positions by the Board of Directors in connection with the management services arrangement between the Company and National Health Enterprises, Inc., a Maryland corporation ("NHE"). Mr. Cappadora is Vice President and Chief Executive Officer of National Computer Services, Inc., a computer service bureau; and Vice President and Chief Executive Officer of American Business Information Systems, Inc., a high volume laser printing company. See "Item 12 - Certain Relationships and Related Transactions."

                  Neal Kempler, 28, has been the Corporate Secretary of the Company since June 1996. Mr. Kempler has been the Vice President of Marketing & Operations of the Company since August 1996 and was Assistant to the President/Director of Marketing from January 1993 until August 1996. Mr. Kempler served as Account Executive of National Health Enterprises, Inc., a management company, from June 1990 until 1993.

                  Shannon R. Barnett, 28, has been Controller of the Company since August 1996 and was Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until

November 1995 and Staff Accountant of General Atlantic Resources, Inc. an oil and gas company, from November 1992 until June 1994, and Advantages Resources, Inc., another oil and gas company, from February 1991 to November 1992.

                  All directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually and serve at the pleasure of the Board of Directors.


Management Services Agreement

                  Effective March 18, 1993, the Company entered into a Management Agreement (the "Management Agreement") with National Health Enterprises, Inc., a Maryland corporation ("NHE") pursuant to which NHE agreed to manage substantially all aspects of the Company's business, subject to certain limitations and the direction of the Company's Board of Directors.
See "Item 12 - Certain Relationships and Related Transactions."

                  The following individuals, though not necessarily deemed executive officers of the Company, are providing significant services to the Company pursuant to the Management Services Agreement:

                  Kenneth L. Blum, Jr., 32, is President and Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President of Rent-A-Wreck of America, Inc., an automobile rental franchise operation, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Alan S. Cohn, 41, is providing sales and marketing services on behalf of the Company through an arrangement with NHE for sales and marketing services. Kenneth L. Blum, Sr., a member of the Company's Board of Directors, is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn.


Compliance with Section 16(a) Reporting Requirements.

                  Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. All of these filing requirements were satisfied, except that the Company believes that 10% stockholder Benjamin D. Ward completed one or more transactions during the fiscal year, though the Company did not receive a copy of any report which may have been filed with respect to such transactions. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.

Item 10.          Executive Compensation

                           SUMMARY COMPENSATION TABLE

         The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer for services rendered to the Company during the years ended May 31, 1996, 1995 and 1994. No other executive officer who was serving as an executive officer at the end of fiscal 1996 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the year ended May 31, 1996.

                                  Annual Compensation                          Long Term Compensation
                      --------------------------------------------    --------------------------------------
                                                                               Awards              Payouts
                                                                      -----------------------    -----------
                                                      Other Annual    Restricted                                  All Other
Name and                                              Compensation       Stock       Options/       LTIP         Compensation
Principal Position    Year   Salary ($)   Bonus ($)       ($)         Award(s)($)    SARs (#)    Payouts ($)         ($)
- -------------------   ----   ----------   ---------   ------------    -----------    --------    -----------     ------------

Frank Cappadora       1996   $24,000(1)      ---           ---            ---             (2)          ---            ---
CEO                   1995   $14,000(1)      ---           ---            ---             (2)          ---            ---
                      1994       (1)         ---           ---            ---             (2)          ---            ---


(1) Mr. Cappadora has been President and Chief Executive Officer of the Company since September 1992 and was designated to such position by the Board of Directors in connection with the Management Agreement between the Company and NHE. NHE received cash compensation of $220,000 under the Management Agreement for the year ended March 18, 1994 and $200,000 per year thereafter plus expense reimbursements and is entitled to receive commissions pursuant to a Marketing Agreement. Mr. Cappadora is not a stockholder of NHE, and his compensation from NHE and its affiliated entities is not tied directly to the services performed by Mr. Cappadora on behalf of the Company. During 1995 and 1996 Mr. Cappadora received a portion of his compensation directly from the Company, while the remaining portion was paid to him by NHE.

(2) NHE received options for the purchase of 4,400,000 shares of the Company's Common Stock in March 1993 in connection with the Management Agreement. Mr. Cappadora holds options for 485,500 shares of the Company's Common Stock, which options were transferred to Mr. Cappadora by NHE in March 1993. The options are exercisable at $.48 per share through March 18, 2003.

See also Item 12 -- "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION VALUE TABLE (1)

       The following table sets forth information with respect to the executive officer named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. The executive officer named in the Summary Compensation Table did not exercise any options during the last fiscal year.

                      Number of Unexercised            Value of Unexercised
                      Options at FY-End (#)            in-the-Money Options
                                                           at FY-End ($)
                   ----------------------------     ----------------------------
Name               Exercisable    Unexercisable     Exercisable    Unexercisable
- ----               -----------    -------------     -----------    -------------

Frank Cappadora      485,500           ---          $146,257           -----


(1) Based on the average of the bid and asked prices on May 31, 1996 as reported by the National Quotation Bureau, Inc. and an exercise price of $.48 per share. See Note 2 to the Summary Compensation Table and "Item 12
       - Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. - - Stock Option Grant."

Employment   Contracts,   Termination  of  Employment,   and   Change-in-Control
Arrangements

               In the event of termination of the Management Agreement with NHE without cause, all options granted to NHE in connection with the Management Agreement remain outstanding for the balance of their 10-year term. See Item 12
- -- "Certain Relationships and Related Transactions -- Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

Director Compensation

               Directors are reimbursed for out-of-pocket expenses incurred in connection with each Board of Directors or committee meeting attended. Directors who also are employees of the Company are eligible to participate in the Company's Incentive Stock Option Plan and the Company's 401(k) Plan, and all directors are eligible to participate in the Company's 1993 Stock Option Plan (the "1993 Plan"). Pursuant to the 1993 Plan, options for 100,000 shares of the Company's Common Stock were granted on April 8, 1993 to each of directors William R. Cohen, Gerald L. Cohen, and Sam Oolie. The exercise price of such options is $.40 per share, which was at least the fair market value of the Company's Common Stock on the date of grant. Options for 25,000 shares of Common Stock were exercisable by each of the optionees as of the date of grant, with the balance vesting in equal parts at the end of each of the 10 three-month periods following the date of grant. At May 31, 1996 options for 100,000 shares of Common Stock were exercisable by each of the optionees.


Item 11.       Security Ownership of Certain Beneficial Owners and Management

               At August 19, 1996 there were 4,100,420 shares of Common Stock outstanding. The table below sets forth as of August 19, 1996, certain information regarding the shares of Common Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                                  Common issuable
                                                                  upon conversion
                                                                or exercise of: (1)
                                                                -------------------
                                                                                                   Total Common
                                       Common            Series 2           Options                Beneficially          Percent of
Name and Address                        Stock         Preferred Stock      Or Warrants               Owned (1)           Common (2)
- ----------------                        -----         ---------------      -----------               ---------           ----------
Gerald L. Cohen*                      153,359              55,685               100,000              309,044                 7.3

William R. Cohen*                    48,521(5)             17,630               100,000              166,151                 4.0

William L. Richter                    417,120            114,282(3)           521,000(3)           1,052,403(3)             22.8
c/o Richter & Co., Inc.
950 Third Avenue
New York, NY 10022

Sam Oolie*                           210,075(7)            60,058               100,000              370,133                 8.8

Frank Cappadora*                        ---                  ---                485,500              485,500                10.6

Kenneth L. Blum, Sr.                 140,000(8)             5,000                 ---                145,000                 3.5
17133 Ericarose Street
W. Boca Raton, FL  33496


Kenneth L. Blum, Jr.(4)                50,000                ---               1,839,750            1,889,750               31.8
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117


Alan S. Cohn(4)                        50,000                ---               1,829,750            1,879,750               31.7
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117


Benjamin D. Ward., Sr.                956,888                ---                  ---                956,888                23.3
4712 North 41st Place
Phoenix, Arizona 85018


All directors and                      970,226             252,656             1,408,325            2,631,247               47.8
executive officers as                (5)(6)(7)
a group (7 persons)(4)

*      Address: 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013.

(1) Includes shares of Common Stock with respect to which the identified person had the right to acquire beneficial ownership on or within 60 days of the date of the above table pursuant to the Series 2 Preferred or options or warrants, as indicated.

(2) The percentages shown include Common Stock actually owned as of the date of the above table and Common Stock of which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to the Series 2 Preferred, options or warrants, as indicated. In calculating the percentage of ownership, all shares of Common Stock which the identified person had the right to acquire within 60 days of the date of the above table are deemed to be outstanding when computing the percentage of Common Stock owned by such person but are not deemed to be outstanding when computing the percentage of Common Stock owned by any other person.

(3) Includes common shares issuable upon conversion or exercise of 27,300 shares of Series 2 Preferred, 240,000 warrants and 71,000 options indirectly owned via a corporation, Richter & Co., Inc. ("RCI"), which thereby beneficially owns in its own name 8.3% of the Company's Common Stock. Also includes common shares issuable upon conversion of 3,883 and 4,530 shares of Series 2 Preferred held via two other corporations. Also includes common shares issuable upon conversion of 2,500 shares of Series 2 Preferred and 10,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

(4) Mr. Blum, Jr. and Mr. Cohn perform substantial services for the Company pursuant to the Management Agreement but are not necessarily deemed executive officers of the Company.

(5) Includes 6.67% of the 498,619 shares held by CFC Associates, with respect to which William R. Cohen owns 6.67% of the outstanding stock.

(6) William R. Cohen and Sam Oolie own 6.67% and 20% of the outstanding stock of CFC Associates, respectively.

(7) Includes 20% of the 498,619 shares held by CFC Associates, with respect to which Mr. Oolie owns 20% of the outstanding stock. Also includes 30,000 shares, owned by Mr. Oolie's daughters, as to which Mr. Oolie disclaims beneficial ownership.

(8)    The indicated shares are held by Mr. Blum's spouse.


Item 12.       Certain Relationships and Related Transactions

Agreements with National Health Enterprises, Inc.

               Management Agreement. Effective March 18, 1993, the Company entered into a Management Agreement (the "Management Agreement") with NHE pursuant to which NHE agreed to manage substantially all aspects of the Company's business, subject to certain limitations and the direction of the Company's Board of Directors. The Management Agreement provided cash compensation of $220,000 in the first year and $200,000 per year thereafter, as well as options for the purchase of up to 4,400,000 shares of the Company's Common Stock, as described below. The Management Agreement has an initial term of five years, and the
                                       19

Company has the right to extend it for up to two additional two-year periods. The Management Agreement is terminable by the Company for cause, as defined. Pursuant to the Management Agreement, the Company has agreed that it will not, without NHE's consent, issue (i) securities for consideration less than the fair market value thereof; (ii) shares of Common Stock to any director, officer, employee, or affiliate for less than $.40 per share; or (iii) securities to any director, officer, employee, or affiliate except to the extent of 300,000 shares of Common Stock plus options previously issued to such persons.

               The Management Agreement includes certain representations and warranties and limitations on solicitation by NHE of customers and employees of the Company during the term of the Management Agreement and for two years thereafter. The Management Agreement also requires that NHE hold in confidence the Company's confidential information, provides that confidential information developed by NHE shall belong to NHE, and further provides that the Company shall have a nonexclusive, royalty-free, perpetual license to confidential information developed by NHE.

               Stock Option Grant. Effective March 18, 1993, the Company issued 10-year options (the "Options") to NHE for the purchase of up to 4,400,000 shares of the Company's Common Stock, of which Options for the purchase of 1,400,000 shares were exercisable as of the date of grant at an exercise price of $.40 per share. The remaining Options (an aggregate of 3,000,000 Options) could become exercisable under their original terms at prices ranging from $.40 to $.80 contingent upon achievement of profitability targets. Pursuant to such provisions, Options for the purchase of 500,000 shares became exercisable at $.432 based upon the Company's results for the quarter ended May 31, 1994. Effective December 5, 1994, the Board of Directors approved the vesting of the remaining 2,500,000 of these Options at an exercise price of $.48 per share, and NHE and the Company agreed that the exercise price of the 500,000 Options which had vested at $.432 per share would be increased to $.48 per share. The actions of the Board of Directors were predicated upon the Board's view of the Company's performance relative to the original vesting criteria and other relevant considerations. Options remain exercisable throughout the 10-year term of the Options, except that Options terminate 120 days after termination of the Management Agreement by the Company for cause.

               The Options are transferable only to employees or affiliates of NHE performing substantial services for or on behalf of the Company or to employees of the Company, subject to compliance with applicable law. NHE transferred all of the Options in March 1993, principally to Kenneth L. Blum, Jr., Alan S. Cohn and Frank Cappadora. Effective December 5, 1994, Messrs. Blum, Jr., Cohn and Cappadora transferred an aggregate of 125,000 of the Options exercisable at $.48 per share to Richter & Co., Inc. ("RCI") in consideration of services performed and to be performed by RCI on behalf of NHE in connection with NHE's provision of management services to the Company. RCI in turn transferred 50,000 of such Options to William L. Richter effective December 5, 1994. Transferred Options may revert to NHE if a transferee ceases performing substantial services for or on behalf of the Company.

               Stock Purchase. Kenneth L. Blum, Jr. and Alan S. Cohn each acquired 50,000 shares (the "Shares") of the Company's Common Stock on March 18, 1993 for consideration of $.40 per share.

               Subordinated Promissory Notes. On March 18, 1993, the Company obtained loans in the amount of $80,000 from each of Mr. Blum and Mr. Cohn. The notes are due March 18, 1998 and bear interest at the rate of 6% per annum, provided that the notes may be accelerated by the holders thereof if the Company terminates the Management Agreement without cause. Interest is payable semiannually in arrears, commencing September 18, 1993. The notes are unsecured and subordinated to the Company's outstanding 9 1/2% Debentures and future indebtedness of the Company for borrowed money.

               Registration Rights Agreement. The Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") effective March 18, 1993 with NHE, Mr. Blum, and Mr. Cohn. The Registration Rights
Agreement provides two demand registrations with respect to the Shares and the shares issuable pursuant to the Options ("Registrable Securities"). The first demand registration is exercisable at the request of holders of at least 900,000 Registrable Securities after the exercise by NHE and/or its transferees of at least 900,000 Options. The second demand registration is exercisable at the request of holders of at least 1,000,000 Options after completion of a fiscal year in which the Company has Profits of at least $1,000,000. The Registration Rights Agreement also provides piggyback registration rights with respect to registrations in which other selling stockholders are participating. The Company is obligated to pay the offering expenses of each such registration, except for the selling stockholders' pro rata portion of underwriting discounts and commissions. No precise prediction can be made of the effect, if any, that the availability of shares pursuant to registrations under the Registration Rights Agreement will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the Common Stock pursuant to such registrations could adversely affect prevailing market prices.

               Marketing Agreement. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. In fiscal 1996 and 1995, the Company paid approximately $200,000 and $66,000, respectively, to NHE under the Marketing Agreement.

               Litigation Agreement. The Company entered into an agreement with Kenneth L. Blum, Sr., a director of the Company; Kenneth L. Blum, Jr., a principal of NHE; and Alan S. Cohn, who provides marketing services for the Company through an arrangement with NHE, with respect to potential liabilities and expenses in connection with a suit initiated by United HealthCare, Inc. ("United") against the Company and these individuals in June 1994 and a countersuit filed against United in December 1994 by these individuals. The agreement provided that the Company would indemnify the individuals in an amount based upon the gross profit earned on the contract which was the subject of the action brought by United and overall Company pretax profitability and gave the Company an interest in any net proceeds received in connection with the countersuit. All litigation between the parties was dismissed with prejudice in May 1995 pursuant to a settlement. The Company paid approximately $140,000 in legal fees during fiscal 1995 pursuant to the agreement, which did not exceed the gross profit earned on the contract in question. See "Item 3 -- Legal Proceedings."

               Investment Banking Services. The Management Agreement and related transactions with NHE and certain other substantial transactions were structured and negotiated for the Company by Richter & Co., Inc., a New York investment banking firm ("RCI"), which received cash consideration of $50,000 and 10-year warrants (the "Warrants") to acquire 400,000 shares of the Company's Common Stock, of which 127,273 were exercisable upon grant at $.40 per share. Under the original terms of the Warrants, the balance of the Warrants became exercisable contingent upon achieving profitability targets in the same manner originally applicable to the Options, as described above. The shares of Common Stock issuable pursuant to the Warrants are entitled to piggyback registration rights with respect to any registration in which the shares of Common Stock sold to Mr. Blum, Jr. and Mr. Cohn or the Common Stock issuable pursuant to the Options are included. A principal of RCI, William L. Richter, is a member of the Company's Board of Directors. RCI has assigned Warrants for the purchase of 160,000 shares of the Company's Common Stock to Mr. Richter. Mr. Richter and his firm have provided and expect to continue to provide substantial investment services for Messrs. Blum, Sr. and Jr., Mr. Cohn and various of their affiliated entities. To that extent, RCI may be deemed to have had a conflict of interest with respect to its efforts on behalf of the Company in effecting the Management Agreement and related agreements with NHE. The Company's Board of Directors took into account the potential conflict of interest issues referred to above in structuring and entering into the investment banking agreement with RCI and believes that the agreement was desirable and in the best interests of the Company notwithstanding such possibility.

               As a result of actions taken by the Board of Directors on December 5, 1994 in connection with the Options, the 400,000 Warrants referred to in the preceding paragraph have the following terms: 50,909 Warrants held by Mr. Richter and 76,364 Warrants held by RCI are exercisable at $.40 per share; and 109,091 Warrants held by Mr. Richter and 163,636 Warrants held by RCI are exercisable at $.48 per share.

               Effective December 5, 1994, Messrs. Blum, Jr., Cohn and Cappadora transferred an aggregate of 125,000 options exercisable at $.48 per share to RCI (of which 50,000 were transferred in turn by RCI to Mr. Richter), in consideration of services rendered and to be rendered by RCI on behalf of NHE in connection with NHE's provision of management services to the Company.

Software Development Services

               During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company paid approximately $324,000 and $162,000 to NCS for such services during fiscal

1996 and 1995, respectively. Additionally, the Company has contracted with NCS to lease its computer system. Once the software development is completed and the system is converted, the Company will pay NCS a monthly lease fee of $2,500. Frank Cappadora, President and Chief Executive Officer of the Company, is Vice President and Chief Executive Officer and a stockholder of NCS. Kenneth L. Blum, Jr., a principal of NHE, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., a director of the Company.

Financial Advisor Agreement

               Effective January 18, 1995, the Company retained RCI as exclusive financial advisor and placement agent. RCI's fees under this arrangement are payable only upon completion of defined transactions and, in such event, are calculated upon the basis of a percentage of the transaction value. The agreement is terminable by the Company upon 90 days notice, provided that RCI is entitled to receive certain fees for two years following termination in the event a transaction is concluded with an entity introduced to the Company by RCI.

               RCI provides substantial ongoing financial management and other services to the Company at no charge. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.
                                       23

                                     PART IV
                                     -------

Item 13.       Exhibits and Reports on Form 8-K

       (a)  The following exhibits are filed as part of this report:

Exhibit
  No.        Description
- -------      -----------

3(a)         Amended and Restated Certificate of Incorporation of the Company, as amended (4)

3(b)         Bylaws of the Company (l)

3(c)         Amendments to Bylaws adopted December 6, 1991 (6)

4(a)         Indenture between the Company and Continental Stock Transfer & Trust Company,
             as Trustee, including form of Convertible Subordinated Debenture (4)

4(b)         Statement of Designations, Preferences, Privileges, Voting Powers, Restrictions,
             Qualifications and Rights of the Series l Preferred (5)

4(c)         Statement of Designations, Preferences, Privileges, Voting Powers, Restrictions,
             Qualifications and Rights of the Series 2 Preferred (8)

4(d)         Specimen Certificate representing $.0l par value Common Stock (l)

4(e)         Specimen Certificate representing $10 Class A Nonvoting Cumulative Convertible
             Preferred Stock, Series 2 (7)

l0(a)*       Incentive Stock Option Plan of the Company, as amended (4)

l0(b)*       401(k) Plan of the Company (2)

10(c)*       Management Agreement dated March 18, 1993 between the Company and NHE (9)

10(d)*       Stock Option Grant to NHE dated March 18, 1993  relating to options for the purchase of 4,400,000  shares of the Company's Common Stock (9)

10(e)        Subordinated Promissory Note dated March 18, 1993 in the amount of $80,000 payable by the Company to Mr. and Ms. Blum (9)

10(f)        Subordinated Promissory Note dated March 18, 1993 in the amount of $80,000 payable by the Company to Mr. and Mrs. Cohn (9)

10(g)        Registration Rights Agreement dated March 18, 1993 among NHE, Mr. Blum, and
             Alan S. Cohn (9)

10(h)*       Marketing Agreement dated March 18, 1993 between the Company and NHE (9)

10(i)        Option Transfer Documents dated March 31, 1993 (9)

10(j)*       Stock Purchase Warrant issued to Richter & Co., Inc. dated March 18, 1993 for the purchase of 240,000 shares of the Issuer's Common Stock (9)

10(k)*       Stock Purchase Warrant issued to William L. Richter dated March 18, 1993 for the purchase of 160,000 shares of the Issuer's Common Stock (9)

10(l)*       1993 Stock Option Plan (3)

10(m)        Lease Agreement between the Company and Phoenix City Square (11)

10(n)        Fee agreement between the Company and Richter & Co., Inc. (11)

10(o)        Software Development Agreement between the Company and National Computer
             Services, Inc. (12)

21           Subsidiary of Registrant (filed herewith)

27           Financial Data Schedule (filed herewith)
- ------------------

*            Identified as a compensatory arrangement as required by Item 13(a) of Form 10-KSB.


(1)          Incorporated by reference from the Company's Registration Statement on Form S-18
             (No. 33-6366-LA) filed July 11, 1986 and declared effective July 14, 1986.

(2)          Incorporated by reference from the Company's annual report on Form 10-K for the year ended May 31, 1989 (File No. 1-9758).

(3)          Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended May 31, 1993 (File No. 1-9758).

(4)          Incorporated by reference from the Company's Registration Statement on Form S-1
             (No. 33-17217) filed January 12, 1988, and declared effective January 12, 1988.

(5)          Incorporated by reference from the Company's report on Form 8-K filed July 9, 1988
             (File No. l-9758).

(6)          Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended May 31, 1992 (File No. 1-9758).

(7)          Incorporated by reference from Amendment No. l to the Company's Registration
             Statement on Form S-l filed June 29, 1989 (No. 33-28756).

(8)          Incorporated by reference from the Company's Registration Statement on Form S-l filed May 17, 1989 (No. 33-28756).

(9)          Incorporated by reference from the Company's report on Form 8-K dated March 18,
             1993 (File No. 1-9758).

(10)         Incorporated by reference from the Company's Report on Form 10-Q for the three
             months ended November 30, 1992   (No. 1-9758).

(11)         Incorporated by reference from the Company's Report on Form 10-QSB for the three months ended February 28, 1995 (No. 1-9758).

(12)         Incorporated by reference from the Company's Report on Form 10-QSB for the three months ended August 31, 1995

                      (b)     Reports on Form 8-K.

                              Not applicable.

                                   SIGNATURES

               Pursuant  to  the   requirements  of  Section  13  or  15(d)  the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AVESIS INCORPORATED


                                      By:  /s/Frank Cappadora
                                           -------------------
                                           Frank Cappadora
                                           President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                         Date
- ---------                             -----                         ----

/s/Frank Cappadora           President and Chief                August 26, 1996
- ------------------------     Executive Officer
Frank Cappadora              (Principal Execu-
                             tive Officer)


/s/Neal Kempler              Corporate Secretary                August 26, 1996
- ------------------------
Neal Kempler


/s/Shannon R. Barnett        Controller                         August 26, 1996
- ------------------------
Shannon R. Barnett


- ------------------------     Co-Chairman of the                 August ___, 1996
William R. Cohen             Board of Directors


/s/William L. Richter        Co-Chairman of the                 August 26, 1996
- ------------------------     Board of Directors
William L. Richter


/s/Kenneth L. Blum, Sr.      Director                           August 26, 1996
- ------------------------
Kenneth L. Blum, Sr.


- ------------------------     Director                           August ___, 1995
Gerald L. Cohen


/s/Sam Oolie                 Director                           August 26, 1996
- ------------------------
Sam Oolie