Form 10QSB
period 1996-08-31
AVESIS INC
filed 1996-10-16
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               August 31, 1996
                                            -----------------------------------


    | |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                       to
                                        ---------------------    ---------------

                   Commission File Number                0-15304
                                           ----------------------------

                               AVESIS INCORPORATED
                     (Exact name of small business issuer as
                            specified in its charter)

         Delaware                                             86-0349350
(State or other jurisdiction of                ---------------------------------
 incorporation or organization)                (IRS Employer Identification No.)


  100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

The number of outstanding shares of the registrant's Common Stock on October 10, 1996 was 4,100,420.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)       | | Yes       | | No

                                     1 of 9

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                 AUGUST 31, 1996

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                                       $     510,492
    Receivables, net                                                                      241,190
    Prepaid expenses and other                                                            101,964
                                                                                    -------------
         Total current assets                                                             853,646
Property and equipment, net                                                               618,171
Deferred debenture issuance costs, net                                                      2,398
Deposits                                                                                  183,815
                                                                                    -------------
                Total Assets                                                        $   1,658,030
                                                                                    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
    Accounts payable                                                                $     218,412
    Accrued expenses-
       Compensation                                                                        63,090
       Other                                                                              102,984
    Deferred income                                                                        22,330
                                                                                    -------------
           Total current liabilities                                                      406,816

Convertible subordinated debentures                                                       189,000
    Less unamortized debenture discount                                                    (2,541)
Accrued rent                                                                              107,316
Notes payable to stockholders                                                             160,000
                                                                                    -------------
           Total liabilities                                                              860,591
                                                                                    -------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized 12,000,000 shares:
        $100 Class A, nonvoting cumulative  convertible  preferred stock, Series
         1,  $.01 par  value;  authorized  1,000,000  shares;  none  issued  and outstanding (liquidation preference
         of $100 per share)                                                             - - - - -
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value;  authorized 1,000,000 shares;  388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                     3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                     - - - - -
    Common stock of $.01 par value, authorized
        20,000,000 shares; 4,100,420 shares issued and outstanding                         41,004
    Additional paid-in capital                                                          9,949,158
    Accumulated deficit                                                                (9,196,605)
                                                                                    -------------
           Net stockholders' equity                                                       797,439
                                                                                    -------------
                                                                                    $   1,658,030
                                                                                    =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (Unaudited)

                                                          Quarters Ended
                                                    August 31          August 31
                                                  ------------------------------
                                                     1996               1995
                                                  -----------       -----------

Service revenues:
    Administration fees                           $   912,084       $ 1,113,741
    Buying group sales                                388,629           362,154
    Provider fees                                      34,051            57,720
    Other                                              14,277            28,346
                                                  -----------       -----------

     Total service revenues                         1,349,041         1,561,961

Cost of services                                      888,809           963,396
                                                  -----------       -----------

       Income from services                           460,232           598,565

General and administrative expenses                   254,965           294,335

Selling and marketing expenses                        166,384           232,417
                                                  -----------       -----------

     Income from operations                            38,883            71,813

Non-operating income (expense):
    Other income                                          -0-            15,417
    Interest income                                     6,238             6,662
    Interest expense                                   (7,385)           (8,238)
                                                  -----------       -----------

     Net non-operating income
     (expense)                                         (1,147)           13,841
                                                  -----------       -----------

     Net income                                   $    37,736       $    85,654
                                                  ===========       ===========

Net income per common
share                                             $      (.01)      $      (.01)
                                                  ===========       ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (Unaudited)

                                                                            Quarters Ended
                                                                        1996              1995
                                                                   --------------     ------------
Cash flows from operating activities:
    Net income                                                     $      37,736     $      85,654
                                                                   --------------     ------------
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                       41,634            28,351
      Gain on sale of property and equipment                                 -0-            (8,250)
      Gain on retirement of debentures                                       -0-            (7,067)
      Provision for losses on accounts receivable                           (154)             (625)
      Changes in assets and liabilities:
        Decrease (increase) in receivables                                74,371          (341,658)
        Decrease (increase) in prepaid expenses                           11,112           (58,531)
        Decrease in other assets                                             -0-               150
        Decrease in accounts payable                                      (2,496)          (30,949)
        Decrease in accrued expenses                                     (20,291)           (5,837)
        Decrease in deferred income                                       (9,035)          (10,194)
        Increase in accrued rent                                           4,114             4,370
                                                                   -------------      ------------
             Total adjustments                                            99,255          (430,240)
                                                                   -------------      ------------

             Net cash provided by (used in) operating activities         136,991          (344,586)
                                                                   -------------      ------------


Cash flows from investing activities:
    Purchases of property and equipment                                  (62,582)          (19,228)
    Proceeds from dispositions of property and equipment                     -0-             8,250
                                                                   --------------     ------------

             Net cash used in investing activities                       (62,582)          (10,978)
                                                                    -------------     ------------

Cash flows from financing activities:
    Repurchase of debentures                                                 -0-           (59,743)
                                                                   --------------     ------------

             Net cash used in financing activities                           -0-           (59,743)
                                                                   -------------      ------------

             Net increase (decrease) in cash and cash equivalents         74,409          (415,307)

Cash and cash equivalents at beginning of period                         436,083           815,567
                                                                   -------------      ------------

Cash and cash equivalents at end of period                         $     510,492     $     400,260
                                                                   =============     =============

Supplemental information:
-------------------------

    Interest paid during the period:
    Debentures                                                               -0-               -0-
    Notes payable to stockholders                                            -0-               -0-

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1996 AND 1995
                                   (Unaudited)

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

   The results of operations for the period ended August 31, 1996, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. Income per common share is computed by dividing net income, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 for each of the quarters ended August 31, 1996 and 1995) by the weighted average number of common shares outstanding during the period.

   For the quarter ended August 31, 1996, earnings per share is calculated as follows. Note that the inclusion of common stock equivalents (Series 2 Preferred stock, options and warrants) and potentially dilutive convertible debt has an immaterial dilutive effect.

                                                                    Primary             Fully Diluted
                                                                    -------             -------------
    Net income                                                      $37,736                   $37,736
    Add: interest expense on convertible
      debentures that are not CSEs based
      on the interest rate test                                                                 4,489
    Subtract: preferred stock dividends                              87,342                    87,342
    Net income applicable to common shares                        ($49,606)                 ($45,117)

    Shares:
    Weighted average common shares
       outstanding                                                4,100,420                 4,100,420
    Add common stock equivalents:
      Convertible preferred stock                                   970,450                   970,450
      Incremental shares from outstanding
         options and warrants                                     1,039,834                 1,039,834
    Add convertible debentures (potentially
      dilutive securities which are not CSEs)                                                  51,800
    Adjusted shares outstanding                                   6,110,704                 6,162,504

    Earnings per share                                                (.01)                     (.01)

Item 2 Management's Discussion and Analysis or Plan of Operations For the Three Months Ended August 31, 1996

Results of Operations:
----------------------

Service revenues totaled $1,349,041 for the quarter ended August 31, 1996, compared to $1,561,961 for the same period in fiscal 1995, representing a decrease of $212,920 (14%). The Company's vision and hearing programs accounted for $535,342 (40%) and $656,123 (42%) of total service revenues during the quarters ended August 31, 1996 and 1995, respectively. There were approximately 356,000 vision and 82,000 hearing cardholders as of August 31, 1996, compared to approximately 383,000 vision and 85,000 hearing cardholders as of August 31, 1995. The decrease in vision and hearing revenue during the current quarter was the result of one sponsor reducing the number of cardholders covered under the Company's benefit plan. This sponsor, whose cardholders are covered under the Company's vision, hearing and dental plans, reduced its total number of cardholders by approximately 27,000. The reduction from this sponsor has been marginally offset by the addition of a new account that enrolled approximately 30,000 and 52,000 uninsured cardholders under the Company's hearing and dental plans, respectively. The other changes in the amounts of vision and hearing cardholders were due to sponsors' employee fluctuations in their normal course of business. Vision provider fee revenue declined by $23,669 (41%) during the quarter ended August 31, 1996, as compared to the same period in fiscal 1995 due in part to a modification of the Company's agreements with its providers. Under the modified agreement, for new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $409,891 (30%) and $465,403 (30%) of total service revenues during the quarters ended August 31, 1996 and 1995, respectively. There were approximately 112,000 and 81,000 dental cardholders as of August 31, 1996 and 1995, respectively. The change in this line of business during the current quarter was primarily due to the loss of approximately 27,000 uninsured cardholders and the addition of the new account of approximately 52,000 uninsured cardholders under the Company's dental plan, as discussed above. The other changes in the amounts of dental cardholders were due to sponsors' employee fluctuations in their normal course of business.

On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net, Inc. (formerly Medi-Mail, Inc.), for 298,333 unregistered and 35,000 registered shares of Med Net Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Med Net during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Med Net. Med Net terminated the agreement in August 1995. Pharmaceutical revenues constituted $902 (0%) and $78,281 (5%) of total service revenues during the quarters ended August 31, 1996 and 1995, respectively.

The Company makes available to its providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $388,629 (29%) and $362,154 (23%) for the quarters ended August 31, 1996 and 1995, respectively.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's cardholder base principally is derived from a limited number of sponsors.

Other income in the first quarter of 1995 was attributed to the sale of furniture which was not repeated in 1996.

The cost of services decreased by $74,587 (8%) from $963,396 during the quarter ended August 31, 1995 to $888,809 during the quarter ended August 31, 1996. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The decrease in cost of services during the current quarter was due to the associated decrease in revenue during the quarter. The cost of services did not decrease as greatly as revenue due to the loss of efficiencies of scale related to the volume of claims paid.

General and administrative expenses were $254,965 during the quarter ended August 31, 1996, which represents a decrease of $39,370 (13%) compared to the same period in fiscal 1995. The decrease in general and administrative expenses in the quarter ended August 31, 1996 as compared to the same period in fiscal 1995 is primarily due to legal expenses related to an ongoing lawsuit during the first quarter of fiscal 1995 that was settled prior to the current quarter, and a decrease in personnel involved in the accounting and finance functions.

Selling and marketing expenses were $166,384 during the quarter ended August 31, 1996, representing a decrease of $66,033 (28%) from the same period in the prior year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease in expenses during the current period was primarily due to a decrease in personnel involved in the Company's sales and marketing activities and reduced broker commissions related to the reduction in revenue. A significant amount of the Company's marketing activities are performed by National Health Enterprises.


Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $510,492 at August 31, 1996, compared to $436,083 at May 31, 1996. The increase of $74,409 was due primarily to the Company's ability to reduce expenses and increase timely collections of accounts receivable during the quarter.

As of August 31, 1996, the Company had aggregate outstanding long-term liabilities of $453,775, consisting of $189,000 of Convertible Subordinated Debentures, less $2,541 of unamortized discount, $160,000 of subordinated notes payable to stockholders, and $107,316 in accrued rent.

Current cash on hand is expected to allow the Company to sustain operations for at least the next twelve months.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Information regarding legal proceedings is incorporated by reference from the Company's report on Form 10-KSB for the year ended May 31, 1996.

Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in October 1996, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,368,864 as of August 31, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are being filed with this report:

        27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended August 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                         - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:        10/15/96                            /s/ Neal A. Kempler
     ---------------------                       -------------------------------
                                                 Neal A. Kempler, Vice President
                                                 and Secretary

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                         - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:        10/15/96                            /s/ Neal A. Kempler
     ---------------------                       -------------------------------
                                                 Neal A. Kempler, Vice President
                                                 and Secretary
                                     - 10 -