Form 10QSB
period 1996-11-30
AVESIS INC
filed 1997-01-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           November 30, 1996
                                         -------------------------------------


   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to __________________


                        Commission File Number          0-15304
                                              ------------------------

                               AVESIS INCORPORATED
                -------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                         86-0349350
-------------------------------                ---------------------------------
(State or other jurisdiction of
  incorporation or organization)               (IRS Employer Identification No.)


         100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                   ------------------------------------------
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

The number of outstanding shares of the registrant's Common Stock on January 10, 1996 was 4,100,420.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)   [ ] Yes   [X]  No
                                     1 of 10

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                NOVEMBER 30, 1996
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                                       $     605,203
    Receivables, net                                                                      232,207
    Prepaid expenses and other                                                             76,918
                                                                                    -------------
         Total current assets                                                             914,327
    Property and equipment, net                                                           587,548
    Deferred debenture issuance costs, net                                                  1,949
    Deposits                                                                              183,815
                                                                                    -------------
                                                                                    $   1,687,639
                                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                                $     279,085
    Accrued expenses-
       Compensation                                                                        49,632
       Other                                                                              134,050
    Deferred income                                                                        25,374
                                                                                    -------------
           Total current liabilities                                                      488,142

Convertible subordinated debentures                                                       189,000
    Less unamortized debenture discount                                                    (2,065)
Accrued rent                                                                              108,100
Notes payable to stockholders                                                             160,000
                                                                                    -------------
           Total liabilities                                                              943,177
                                                                                    -------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized
      12,000,000 shares:
        $100 Class A, nonvoting cumulative convertible preferred
         stock, Series 1, $.01 par value; authorized 1,000,000
         shares; none issued and outstanding (liquidation preference
         of $100 per share)                                                             - - - - -
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value; authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                     3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                     - - - - -
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,100,420 shares issued and outstanding                         41,004
    Additional paid-in capital                                                          9,949,158
    Accumulated deficit                                                                (9,249,582)
                                                                                    -------------
           Net stockholders' equity                                                       744,462
                                                                                    -------------
                                                                                    $   1,687,639
                                                                                    =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                             Quarters Ended                            Six Months Ended
                                      November 30       November 30              November 30        November 30
                                     ------------------------------             -------------------------------
                                         1996              1995                     1996               1995
                                     ------------      ------------             ------------      -------------
Service revenues:
    Administration fees              $    764,385      $  1,001,168             $  1,676,469      $   2,114,909
    Buying group sales                    370,892           371,533                  759,521            733,687
    Provider fees                          34,284            51,402                   68,336            109,122
    Other                                  30,701            23,614                   44,978             51,960
                                     ------------      ------------             ------------      -------------

       Total service revenues           1,200,262         1,447,717                2,549,303          3,009,678

Cost of services                          875,251           962,876                1,764,060          1,926,272
                                     ------------      ------------             ------------      -------------

       Income from services               325,011           484,841                  785,244          1,083,406

General and administrative expenses       251,979           296,747                  506,944            591,082

Selling and marketing expenses            124,566           228,966                  290,951            461,383
                                     ------------      ------------             ------------      -------------

     Income (loss) from operations        (51,534)          (40,872)                 (12,651)            30,941
                                     ------------      ------------             ------------      -------------

Non-operating income (expense):
Other income (expense)                        (79)             (246)                     (79)            15,171
    Interest income                         5,995             5,357                   12,233             12,019
    Interest expense                       (7,359)           (6,805)                 (14,744)           (15,043)
                                     ------------      ------------             ------------      -------------

     Net non-operating income
     (expense)                             (1,443)           (1,694)                  (2,590)            12,147
                                     ------------      ------------             ------------      -------------

     Net income (loss)               $    (52,977)     $    (42,566)            $    (15,241)     $      43,088
                                     ============      ============             ============      =============

Net income (loss) per common
share                               $       (0.03)     $      (0.03)            $      (0.05)     $       (0.03)
                                    =============      ============             ============      =============

Weighted average common
shares and equivalents
outstanding                             4,100,420         4,075,420                4,100,420          4,075,420
                                    =============      ============             ============      =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                        1996              1995
                                                                   -------------      ------------
Cash flows from operating activities:
    Net income                                                     $     (15,241)     $     43,088
                                                                   -------------      ------------
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                       84,542            57,600
      Gain on fixed asset disposal                                           -0-            (8,004)
      Gain on retirement of debentures                                       -0-            (7,067)
      Provision for losses on accounts receivable                           (149)           (6,619)
      Changes in assets and liabilities:
        Decrease in receivables                                           83,349            41,563
        Decrease (increase) in prepaid expenses                           36,158          (174,226)
        Decrease in other assets                                             -0-            23,907
        Increase (decrease) in accounts payable                           55,175            (3,525)
        (Decrease) in accrued expenses                                    (2,683)          (19,123)
        (Decrease) in deferred income                                     (5,991)          (13,566)
        Increase in accrued rent                                           4,899             8,484
                                                                   -------------      ------------
             Total adjustments                                           255,300          (100,576)
                                                                   -------------      ------------

        Net cash provided by (used in) operating activities              240,059           (57,488)
                                                                   -------------      ------------

Cash flows from investing activities:
    Proceeds from dispositions of property and equipment                     -0-             8,250
    Purchases of property and equipment                                  (70,939)          (46,394)
                                                                   -------------      ------------
        Net cash (used in) investing activities                          (70,939)          (38,144)
                                                                   -------------      ------------

Cash flows from financing activities:
    Repurchase of debentures                                                 -0-           (59,743)
                                                                   -------------      ------------
        Net cash (used in) financing activities                              -0-           (59,743)
                                                                   -------------      ------------

        Net increase (decrease) in cash and cash equivalents             169,120          (155,375)

Cash and cash equivalents, beginning of period                           436,083           815,567
                                                                   -------------      ------------

Cash and cash equivalents, end of period                           $     605,203      $    660,192
                                                                   =============      ============



Supplemental information:
-------------------------

(a) Interest paid during the period -
    Debentures                                                               -0-             8,978
    Notes payable to stockholders                                            -0-             4,839

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995
                                   (Unaudited)

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

    In the opinion of Management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary in order to make the financial statements not misleading. Results of operations for the periods presented are not necessarily indicative of the results that may be experienced for the full year ending May 31, 1997.

2. For the quarter and six months ended November 30, 1996, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $174,684 for the quarter and six months, respectively) by the weighted average number of common shares outstanding during the period. (see
    Exhibit 11)

Item 2   Management's Discussion and Analysis or Plan of Operations
         For the Quarter and Six Months Ended November 30, 1996 and 1995

    Except for the historical information contained herein, the discussion in this Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the loss of a significant sponsor, a major change in healthcare legislation, and the discussion in this "Item 2 -- Management's Discussion and Analysis or Plan of Operations," as well as those factors discussed elsewhere herein or in any document incorporated herein by reference.

Results of Operations
---------------------

Service revenues totaled $1,200,262 and $2,549,303 for the quarter and six months ended November 30, 1996, compared to $1,447,717 and $3,009,678 for the same periods in fiscal 1996, representing decreases of $247,455 (17%) and $460,375 (15%) for the quarter and six months ended November 30, 1996 compared to the same periods in the prior year, respectively. The Company's administration fees from vision and hearing programs accounted for $472,706
(39%) and $627,195 (43%) of total service revenues for the quarters ended November 30, 1996 and 1995, respectively, and $973,997 (38%) and $1,284,131
(43%) of total service revenues for the six months ended November 30, 1996 and 1995, respectively. The decrease in vision and hearing revenue during the current fiscal year was primarily the result of the loss of one sponsor in October 1996. A "sponsor" is a employer, insurance group, or other organization that offers the Company's benefits to it employees/members. The loss of this sponsor reduced total cardholders by approximately 65,000. This loss was partially offset by the addition of a new sponsor that enrolled approximately 32,000 cardholders in the Company's hearing plan. There were approximately 365,000 and 386,000 vision and hearing cardholders as of November 30, 1996 and 1995, respectively. An additional sponsor was signed during January, 1997, the revenues, costs, and number of cardholders associated with this sponsor cannot accurately be determined at this point in time.

Vision provider fee revenue declined by $17,106 (33%) and $40,774 (37%) during the quarter and six months ended November 30, 1996 compared to the same periods in fiscal year 1995 due in part to a modification of the Company's agreements with its providers. A provider is a doctor or other practitioner that has agreed to provide services to the Company's benefit plan cardholders. Under the modified agreement, for new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $290,778 (24%) and $448,164 (31%) of total service revenues for the quarters ended November 30, 1996 and 1995, respectively, and $700,669 (27%) and $913,567 (30%) of total service revenues for the six months ended November 30, 1996 and 1995, respectively. The net change in this line of business was due to the loss of 65,000 cardholders, as discussed above, and the addition of approximately 56,000 cardholders from the new sponsor who also enrolled in the Company's dental plan. The revenue derived from the new sponsor is significantly less than the revenue from the lost sponsor on a per cardholder basis. There were approximately 72,500 and 77,000 dental cardholders as of November 30, 1996 and 1995, respectively.

On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net (formerly Medi-Mail, Inc.) for 298,333 unregistered and 35,000 registered shares of Medi-Mail Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Medi-Mail during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Medi-Mail. Medi-Mail terminated the agreement in August 1995; therefore, the Company did not generate any revenues related to the pharmaceutical program for the quarter ended November 30, 1995. Pharmaceutical revenues were $78,281 (3%) of total service revenues during the six months ended November 30, 1995.

The Company makes available to its providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually due to the large volume of purchases of the buying group. Buying group revenues accounted for $370,892 (31%) and $371,533 (26%) of total service revenues for the quarters ended November 30, 1996 and 1995, respectively, and $759,521 (30%) and $733,687 (24%) of total service revenues for the six months ended November 30, 1996 and 1995, respectively.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's cardholder base principally is derived from a limited number of sponsors. The Company's four largest sponsors account for approximately 69% of the total administration fee revenue for the quarter ended November 30, 1996.

Cost of services were $875,251 and $962,876 for the quarters ended November 30, 1996 and 1995, respectively, and $1,764,060 and $1,926,272 for the six months ended November 30, 1996 and 1995, respectively. Cost of services decreased $87,625 (9%) and $162,212 (8%) for the quarter and six months ended November 30, 1996, respectively, compared to the same periods in the prior fiscal year. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The decrease in cost of services during the quarter and six months ended November 30, 1996 compared to the same periods in the prior fiscal year was due to the associated decrease in revenue during the quarter. The cost of services did not decrease as greatly as revenue due to the loss of efficiencies of scale related to the volume of claims paid. Additionally, due to the reorganization in the customer service and claims processing area of the Company's activities, where a portion of the middle management was eliminated, the Company realized a decrease in personnel expense included in the cost of services.

General and administrative expenses were $251,979 and $296,747 for the quarters ended November 30, 1996 and 1995, respectively, and $506,944 and $591,082 for the six months ended November 30, 1996 and 1995, respectively. General and administrative expenses decreased $44,768 (15%) and $84,138 (14%) for the quarter and six months ended November 30, 1996, respectively, compared to the same periods in the prior fiscal year. These costs include depreciation, legal and professional fees, insurance and consulting fees related to National Health Enterprises (management consultants). The decrease is primarily due to legal fees of approximately $40,000 directly related to a lawsuit settled in the prior fiscal year and a reduction in personnel involved in the finance and accounting functions.

Selling and marketing expenses were $124,566 and $249,111 for the quarters ended November 30, 1996 and 1995, respectively, and $290,951 and $448,282 for the six months ended November 30, 1996 and 1995, respectively. Selling and marketing expenses decreased $124,545 (50%) and $157,331 (35%) for the quarter and six months ended November 30, 1996, respectively, compared to the same periods in the prior fiscal year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease is due to the reduction in broker commissions directly related to the reduction in revenue, the outsourcing of a portion of the activities performed by the inside sales and marketing department, and the reduction of travel and entertainment expenditures. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the functions internally.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $605,203 and $660,192 as of November 30, 1996 and 1995, respectively. The net decrease in cash of $54,989 during the period from November 30, 1995 to November 30, 1996 consists of a decrease in cash of $224,109 during the first six months of the period (December 1, 1995 through May 31, 1996), and an increase in cash of $169,120 the last six months of the period (June 1, 1996 through November 30, 1996). The negative cash flow mentioned above is primarily associated with the software development project for the Company's new mainframe computer. The positive cash flow for the six months ended November 30, 1996 is primarily due to the collections of accounts receivable, decrease in prepaid expenses, and timing of vendor payments. The Company is maintaining its policy of paying vendors on a net 45 day basis, and continues to be current on all of its trade accounts payable. Current cash on hand is expected to allow the Company to sustain operations for at least the next twelve months.

The Company's management has taken the following steps in order to sustain the viability of the Company and continue positive cash flows: the sublease of unused office space, thereby reducing monthly rent by approximately $8,000; the maintenance of the appropriate level of staff, reducing monthly salary expense by approximately $10,000; the deferral of cash payments made to related parties (National Health Enterprises) for consulting services of approximately $6,000 per month, the balance of $18,000 as of November 30, 1996 is to be repaid on an undetermined future date; and the addition of new sponsors, as previously discussed, replacing most of the reduced number of cardholders caused by the loss of a major sponsor in the prior fiscal year. The Company has also established a chiropractic benefit and is planning to expand its dental network of providers to increase its marketability.

                            PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in January 1996, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,456,206 as of November 30, 1996.

Item 4. Submission to Matters to a Vote of Security Holders

(a)     An annual  meeting of  stockholders  of the Company was held on December
        18, 1996

(c)     There was one matter voted upon at the meeting, as follows:

           The following nominees were elected for one-year terms as directors of the Company:
                William R. Cohen       William L. Richter       Gerald L. Cohen
                Samuel A. Oolie        Kenneth L. Blum, Sr.

           The results of voting for each nominee were as follows:
                Number of votes cast for:                   3,092,410
                Number of votes cast against:                   5,660
                Number of abstentions                               0
                Number of non-votes                                 0

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are being filed with this report:

        11       Statement re:  Computation of per Share Earnings
        27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AVESIS INCORPORATED
                                - - - - - - - - - - - - - - - - - - - - - - - -
                                                 (Registrant)



Date:     1/13/97                             /s/ Neal A. Kempler
    ---------------------                ---------------------------------------
                                         Neal A. Kempler, Vice President
                                         and Secretary



Date:     1/13/97                            /s/ Joel H. Alperstein
    ---------------------                ---------------------------------------
                                         Joel H. Alperstein, Director of Finance
                                         (Principal Financial Officer)