Form 10KSB/A
period 1996-05-31
AVESIS INC
filed 1997-02-06
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549
                               AMENDMENT NO. 1 TO
                                  Form 10-KSB/A


(Mark One)
   [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended             May 31, 1996
                                   --------------------------------


   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from facilities ___________ to ______________


                        Commission File Number     0-15304
                                              ------------------

                               AVESIS INCORPORATED
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                         86-0349350
-------------------------------                ---------------------------------
(State or other jurisdiction of
 incorporation or organization)                (IRS Employer Identification No.)


      100 West Clarendon Avenue, Suite 2300       Phoenix, Arizona  85013
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                        --------------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share; Preferred Stock, $10 Class A Nonvoting Cumulative, Series 2

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             ----    ----

[ ] Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $6,019,895

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average closing bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on August 19, 1996 was approximately $951,890. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of outstanding shares of the registrant's Common Stock on August 19, 1996 was 4,100,420.

         Avesis Incorporated (the "Company") hereby amends its Report on Form 10-KSB for the year ended May 31, 1996 by replacing the complete text of Items 7 and 13, thereto, as set forth below.

                                     PART II

Item 7.           Financial Statements.

                  Financial Statements appear commencing at page F-1 immediately hereafter.

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
                                                                                                 ------------------

Stockholders' equity (notes 4, 8 and 9):
    Preferred stock, $.01 par value, authorized 12,000,000 shares:
         $100 Class A, nonvoting cumulative convertible preferred stock, Series 1, $.01 par value; authorized 1,000,000 shares; none issued and outstanding (liquidation preference
         of $100 per share)                                                                                  --
         $10 Class A, nonvoting cumulative convertible preferred stock, Series 2, $.01 par value;
         authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation
         preference of $10 per share) and $1,281,522 of dividends in arrears at $.90 per share            3,882
         Class A, voting cumulative convertible preferred stock, Series 3, $.01 par value;
          authorized 100,000 shares; none issued and outstanding (liquidation preference of
          $100 per share)                                                                                    --
    Common stock of $.01 par value, authorized 20,000,000 shares; 4,100,420 shares issued
         and outstanding                                                                                 41,004
    Additional paid-in capital                                                                        9,949,159
    Accumulated deficit                                                                              (9,234,345)
                                                                                                 ------------------
              Total stockholders' equity                                                                759,700

Commitments and contingencies (notes 5, 10, 11 and 13)
                                                                                                 ------------------

                                                                                              $       1,650,527
                                                                                                 ==================

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                        Years ended May 31, 1996 and 1995

                                                                                   1996                 1995
                                                                            ------------------   ------------------
Service revenues (note 10):
    Administration fees                                                  $       4,170,599            4,381,548
    Provider fees                                                                  198,895              277,300
    Buying group                                                                 1,554,757            1,588,775
    Other                                                                           95,645              103,483
                                                                            ------------------   ------------------
           Total service revenues                                                6,019,896            6,351,106

Cost of services                                                                 3,916,304            3,832,519
                                                                            ------------------   ------------------

           Income from services                                                  2,103,592            2,518,587

General and administrative expenses                                              1,275,537            1,209,799

Selling and marketing expenses (note 11)                                           914,853              944,579
                                                                            ------------------   ------------------

           Income (loss) from operations                                           (86,798)             364,209
                                                                            ------------------   ------------------

Non-operating income (expense):
    Gain on sale of investment                                                          --              171,469
    Interest income                                                                 26,546                6,050
    Interest expense (note 12)                                                     (29,786)             (36,817)
    Other income (expense)                                                         (34,821)                 500
                                                                            ------------------   ------------------
           Total non-operating income                                              (38,061)             141,202
                                                                            ------------------   ------------------

           Income (loss) before income taxes                                      (124,859)             505,411

Income taxes (note 7)                                                                   --                   --
                                                                            ------------------   ------------------

           Net income (loss)                                                      (124,859)             505,411

Preferred stock dividends                                                         (349,162)            (349,162)
                                                                            ------------------   ------------------

           Net income (loss) available to common shareholders            $        (474,021)             156,249
                                                                            ==================   ==================

Net income (loss) per common and equivalent share                        $           (.12)                 .02
                                                                            ==================   ==================

Weighted average common and equivalent shares outstanding                        4,079,530            7,516,160
                                                                            ==================   ==================

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                        Years ended May 31, 1996 and 1995

                                            Preferred stock                         Additional                          Total
                               ---------------------------------------   Common      paid-in      Accumulated       stockholders'
                                Series 1     Series 2      Series 3      stock       capital        deficit           equity
                               ----------- ------------  ------------------------ -------------  ----------------  ---------------
Balance, May 31, 1994       $         --        3,882            --       40,754    9,924,409     (9,614,897)         354,148

Net income                            --           --            --           --           --        505,411          505,411
                               ----------- ------------  ------------------------ -------------  ----------------  ---------------

Balance, May 31, 1995                 --        3,882            --       40,754    9,924,409     (9,109,486)         859,559

Net loss                              --           --            --           --           --       (124,859)        (124,859)

Issuance of common stock              --           --            --          250       24,750             --           25,000
                               ----------- ------------  ------------------------ -------------  ----------------  ---------------

Balance, May 31, 1996       $         --        3,882            --       41,004    9,949,159     (9,234,345)         759,700
                               =========== ============  ======================== =============  ================  ===============

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

                   Notes to Consolidated Financial Statements

                              May 31, 1996 and 1995





(1)    Summary of Significant Accounting Policies

       Nature of Business and Consolidation Policy

       Avesis Incorporated, a Delaware Corporation, and its wholly-owned subsidiary, a District of Columbia Corporation (collectively, the Company), markets and administers vision, hearing and dental discount programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists and dentists (providers). The Company also makes available to its providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Through July 1995, the Company also provided claims processing services for a company which operates a pharmaceutical benefit plan. The Company receives a fee for its services which varies according to the volume of activity. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Revenue Recognition

       Administrative fee revenue is recognized on an accrual basis, in accordance with generally accepted accounting principles, during the month that the member is entitled to use the benefit. Substantially all administrative fee revenue is received in the month the member is entitled to use the benefit. Any amounts received in advance are recorded as deferred income and recognized ratably over the membership period. Provider fee revenue, based on member utilization, is recognized when the service is performed. Buying group revenue is recognized in the month the providers purchase merchandise through the Company.

       Stock Options and Warrants

       All stock options and warrants are granted at fair market value or greater on the date of grant (notes 8 and 9).

                       AVESIS INCORPORATED AND SUBSIDIARY

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


 (2)   Receivables

       At May 31, 1996 receivables consists of:

            Trade                                            $        335,407
            Less allowance for doubtful accounts                      (20,000)
                                                               -----------------

                                                             $        315,407
                                                               =================

                       AVESIS INCORPORATED AND SUBSIDIARY

(3)    Property and Equipment

       At May 31, 1996 property and equipment consists of:

            Furniture and fixtures                           $        223,497
            Equipment                                                 809,873
            Leasehold improvements                                     72,650
            Software                                                  508,964
                                                               -----------------
                                                                    1,614,984
            Less accumulated depreciation and amortization         (1,015,686)
                                                               -----------------

                                                             $        599,298
                                                               =================



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

                       AVESIS INCORPORATED AND SUBSIDIARY

       Future minimum cash lease payments for operating leases are as follows:

                      Years ending May 31,

                              1997                            $        227,936
                              1998                                     232,034
                              1999                                     244,242
                              2000                                     182,091
                           Thereafter                                  119,464
                                                                ----------------

               Total future minimum lease payments            $      1,005,767
                                                                ================




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

                                                          Carrying      Fair
                                                           Amount       Value
                                                      -------------  -----------

        Financial assets:
          Cash and cash equivalents                   $   436,083      436,083
          Receivables (net)                               315,407      315,407

        Financial liabilities:
          Accounts payable and accrued expenses           410,279      410,279
          Convertible subordinated debentures (net)       185,982      185,982
          Notes payable to stockholders                   160,000      144,618


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

                       AVESIS INCORPORATED AND SUBSIDIARY

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

        Deferred tax assets:
          Net operating loss carryforwards (NOL)             $     2,648,000
          Accrued expenses                                            29,000
          Property and equipment                                      10,000
          Valuation allowance                                     (2,687,000)
                                                               ---------------

        Net deferred tax assets                              $            --
                                                               ===============


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

                       AVESIS INCORPORATED AND SUBSIDIARY

       The following table summarizes stock option activity:

                                                          Common Stock
                                                --------------------------------
                                                                    Per Share
                                                    Options       Exercise Price
                                                ---------------  ---------------

         Balance outstanding, May 31, 1994         4,856,325        $.40-1.00
         Options granted                              50,000          $.48
         Options exercised                                --
         Options canceled                                 --
                                                ---------------

         Balance outstanding, May 31, 1995         4,906,325
                                                ===============


       At May 31, 1995, options to purchase 4,861,325 shares at prices ranging from $.40 to $1.00 were exercisable.

                                                         Common Stock
                                                --------------------------------
                                                                    Per Share
                                                   Options        Exercise Price
                                                ---------------  ---------------

         Balance outstanding, May 31, 1995         4,906,325          $.40-1.00
         Options granted                                  --
         Options exercised                                --
         Options canceled                             25,000
                                                ---------------

         Balance outstanding, May 31, 1996         4,881,325
                                                ===============


       At May 31, 1996, options to purchase 4,881,325 shares at prices ranging from $.40 to $1.00 were exercisable.

       During fiscal 1993, a former employee was granted warrants to purchase 100,000 shares of common stock. The purchase price is $.50 per share for 50,000 shares and $1.00 per share for the remaining 50,000 shares. The warrants expire on February 1, 1998.

       The management agreement discussed above and related transactions with NHE and certain other substantial were structured and negotiated for the Company by Richter & Co., Inc. (RCI), a New York investment banking firm, whose principal, William L. Richter, is a member of the Company's Board of Directors, which received cash consideration of $50,000 and ten-year warrants to purchase 400,000 shares of common stock. At May 31, 1996, 127,273 warrants were exercisable at an exercise price of $.40 per share and 272,727 warrants were exercisable at an exercise price of $.48 per share. At May 31, 1996, 160,000 of these warrants had been assigned to William L. Richter.

                       AVESIS INCORPORATED AND SUBSIDIARY

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


(10)   Major Customers

       The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the southwestern states, the D.C. metropolitan area, and Florida. Two major customers provided 27% and 13% of total service revenues in 1996 and 36% and 13% in 1995, respectively.


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

                       AVESIS INCORPORATED AND SUBSIDIARY

       During fiscal 1996, the Company purchased approximately $326,000 in software and related programming services from a company owned by the President and two stockholders of the Company who are also affiliates of NHE. Additionally, the Company has contracted with the same Company to lease its computer system for approximately $2,500 per month.

       The Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") effective March 18, 1993 with NHE, and two Directors. The Registration Rights Agreement provides two demand registrations with respect to 100,000 shares previously purchased and the shares issuable pursuant to the ten-year options discussed in note 8 ("Registrable Securities"). The first demand registration is exercisable at the request of holders of at least 900,000 Registrable Securities after the exercise by NHE and/or its transferees of at least 900,000 options. The second demand registration is exercisable at the request of holders of at least 1,000,000 options after completion of a fiscal year in which the Company has profits of at least $1,000,000. The Registration Rights Agreement also provides piggyback registration rights with respect to registrations in which other selling stockholders are participating. The Company is obligated to pay the offering expenses of each such registration, except for the selling stockholders' pro rata portion of underwriting discounts and commissions. No precise prediction can be made of the effect, if any, that the availability of shares pursuant to registrations under the Registration Rights Agreement will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock pursuant to such registrations could adversely affect prevailing marketing prices.

       The Company entered into an agreement with a director of the Company, a principal of NHE, and an individual who provides marketing services for the Company through an arrangement with NHE, with respect to potential liabilities and expenses in connection with a suit initiated by United HealthCare, Inc. ("United") against the Company and these individuals in June 1994 and a countersuit filed against United in December 1994 by these individuals. The agreement provided that the Company would indemnify the individuals in an amount based upon the gross profit earned on the contract which was the subject of the action brought by United and overall Company pretax profitability and gave the Company an interest in any net proceeds received in connection with the countersuit. All litigation between the parties was dismissed with prejudice in May 1995 pursuant to a settlement. The Company paid approximately $140,000 in legal fees during fiscal 1995 pursuant to the agreement, which did not exceed the gross profit earned on the contract in question.

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

                       AVESIS INCORPORATED AND SUBSIDIARY

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

                                     PART IV
                                     -------

Item 13.     Exhibits and Reports on Form 8-K

             (a) See Exhibit index following Signatures Page which is incorporated herein by this reference.

             (b)      Reports on Form 8-K.

                              Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
               - - - - - - - - - - - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:         2/05/97                       /s/ Neal A. Kempler
    ----------------------------          --------------------------------------
                                           Neal A. Kempler, Vice President
                                           and Secretary



Date:         2/05/97                          /s/ Joel H. Alperstein
    ----------------------------         ---------------------------------------
                                         Joel H. Alperstein, Director of Finance
                                         (Principal Financial Officer)

EXHIBIT INDEX TO
AMENDMENT NO. 1 TO
FORM 10-KSB/A

The following exhibits are filed as part of this report:

Exhibit
  No.        Description
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

10(l)*       1993 Stock Option Plan (3)

10(m)        Lease Agreement between the Company and Phoenix City Square (11)

10(n)        Fee Agreement between the Company and Richter & Co., Inc. (11)

10(o)        Software Development Agreement between the Company and National Computer Services, Inc. (12)

11           Statement recomputation of per-share earnings (filed herewith)

21           Subsidiary of Registrant (13)

27           Amended Financial Data Schedule (filed herewith)


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

(6)          Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             May 31, 1992 (File No. 1-9758).

(7)          Incorporated by reference from Amendment No. l to the Company's Registration Statement on
             Form S-l filed June 29, 1989 (No. 33-28756).

(8)          Incorporated by reference from the Company's Registration Statement on Form S-l filed May 17,
             1989 (No. 33-28756).

(9)          Incorporated by reference from the Company's report on Form 8-K dated March 18, 1993 (File No.
             1-9758).

(10)         Incorporated by reference from the Company's Report on Form 10-Q for the three months ended
             November 30, 1992 (File No. 1-9758).

(11)         Incorporated by reference from the Company's Report on Form 10-QSB for the three months ended
             February 28, 1995 (File No. 1-9758).

(12)         Incorporated by reference form the Company's Report on Form 10-QSB for the three months ended
             August 31, 1995 (File No. 1-9758).

(13)         Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
             May 31, 1996 (File No. 1-9758).