Form 10QSB
period 1997-02-28
AVESIS INC
filed 1997-04-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                February 28, 1997
                                            ----------------------------------


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                to
                                        --------------   ----------------

                    Commission File Number      0-15304
                                          -----------------------

                               AVESIS INCORPORATED
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

        Delaware                                             86-0349350
-------------------------------                  -------------------------------
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)


     100 West Clarendon Avenue, Suite 2300          Phoenix, Arizona  85013
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                         -------------------------------
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

         The number of outstanding shares of the registrant's Common Stock on April 2, 1997 was 4,100,420.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One)       [ ] Yes       [X] No

                                     1 of 10

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                                    $   560,211
    Receivables, net                                                                 518,083
    Prepaid expenses and other                                                        76,873
                                                                                 -----------
         Total current assets                                                      1,155,167
Property and equipment, net                                                          568,349
Deferred debenture issuance costs, net                                                 1,499
Deposits                                                                             183,815
                                                                                 -----------
                Total Assets                                                     $ 1,908,830
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                             $   516,820
    Accrued expenses-
       Compensation                                                                   51,066
       Other                                                                         145,460
    Convertible subordinated debentures                                              189,000
       Less unamortized debenture discount                                            (1,588)
    Deferred income                                                                   23,264
                                                                                 -----------
           Total current liabilities                                                 924,022

Accrued rent                                                                         108,884
Notes payable to stockholders                                                        160,000
                                                                                 -----------
           Total liabilities                                                       1,192,906
                                                                                 -----------
Stockholders' equity:
    Preferred stock $.01 par value, authorized
      12,000,000 shares:
        $100 Class A, nonvoting cumulative convertible preferred
         stock, Series 1, $.01 par value; authorized 1,000,000
         shares; none issued and outstanding (liquidation preference
         of $100 per share)                                                        - - - - -
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value; authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                - - - - -
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,100,420 shares issued and outstanding                    41,004
    Additional paid-in capital                                                     9,949,158
    Accumulated deficit                                                           (9,278,120)
                                                                                 -----------
           Net stockholders' equity                                                  715,924
                                                                                 -----------
                                                                                 $ 1,908,830
                                                                                 ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
  FOR THE QUARTER AND NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (Unaudited)

                                           Quarters Ended               Nine Months Ended
                                      February 28    February 29    February 28    February 29
                                      --------------------------    --------------------------
                                         1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
Service revenues:
    Administration fees               $ 1,001,962      1,031,131    $ 2,678,431    $ 3,146,040
    Provider fees                          38,885         48,599        107,221        157,721
    Buying group                          368,344        370,284      1,127,865      1,103,971
    Other                                   7,323         18,506         52,301         70,466
                                      -----------    -----------    -----------    -----------

     Total service revenues             1,416,514      1,468,520      3,965,818      4,478,198

Cost of services                        1,091,994        953,973      2,856,054      2,880,245
                                      -----------    -----------    -----------    -----------

       Income from services               324,520        514,547      1,109,763      1,597,953

General and administrative expenses       250,832        426,851        757,776      1,017,933

Selling and marketing expenses            101,340        230,784        392,291        692,167
                                      -----------    -----------    -----------    -----------

     Income (loss) from operations        (27,652)      (143,088)       (40,304)      (112,147)
                                      -----------    -----------    -----------    -----------

Non-operating income (expense):
    Other income (expense)              - - - - -      - - - - -            (79)        15,171
    Interest income                         6,447          7,570         18,680         19,589
    Interest expense                       (7,332)        (7,358)       (22,076)       (22,401)
                                      -----------    -----------    -----------    -----------

     Net non-operating income
     (expense)                               (885)           212         (3,475)        12,359
                                      -----------    -----------    -----------    -----------

     Net (loss)                       $   (28,537)   $  (142,876)   $   (43,779)   $   (99,788)
                                      ===========    ===========    ===========    ===========

Net income (loss) per common
share                                 $     (0.03)   $     (0.06)   $     (0.07)   $     (0.09)
                                      ===========    ===========    ===========    ===========

Weighted average common
shares and equivalents
outstanding                             4,100,420      4,075,420      4,100,420      4,075,420
                                      ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (Unaudited)

                                                                      1997         1996
                                                                    ---------    ---------
Cash flows from operating activities:
    Net (loss)                                                      $ (43,779)   $ (99,788)
                                                                    ---------    ---------
    Adjustments to reconcile net income to net
      cash provided by in operating activities:
      Depreciation and amortization                                   127,449       91,486
      Gain on sale of property and equipment                              -0-       (8,004)
      Gain on retirement of debentures                                    -0-       (7,067)
      Provision for losses on accounts receivable                        (149)      (6,948)
      Changes in assets and liabilities:
        (Increase) decrease in receivables                           (202,527)       1,023
        Decrease (increase) in prepaid expenses                        36,203      (16,175)
        Decrease in other assets                                          -0-        2,907
        Increase in accounts payable                                  292,910       35,095
        Increase in accrued expenses                                   10,161       30,838
        (Decrease) in deferred income                                  (8,101)     (15,212)
        Increase in accrued rent                                        5,683       12,598
                                                                    ---------    ---------
             Total adjustments                                        261,629      120,541
                                                                    ---------    ---------

             Net cash provided by operating activities                217,850       20,753
                                                                    ---------    ---------

Cash flows from investment activities:
    Purchases of property and equipment                               (93,722)    (278,522)
    Proceeds from dispositions of property and equipment                  -0-        8,250
                                                                    ---------    ---------

             Net cash used in investing activities                    (93,722)    (270,272)
                                                                    ---------    ---------

Cash flows from financing activities:
    Repurchase of convertible subordinated debentures                     -0-      (59,743)
                                                                    ---------    ---------

             Net cash used in financing activities                        -0-      (59,743)
                                                                    ---------    ---------

             Net increase (decrease) in cash and cash equivalents     124,128     (309,262)

Cash and cash equivalents, beginning of period                        436,083      815,567
                                                                    ---------    ---------

Cash and cash equivalents, end of period                            $ 560,211    $ 506,305
                                                                    =========    =========

Supplemental information:
-------------------------

(a) Interest paid during the period -
    Debentures                                                          8,978        8,978
    Notes payable to stockholders                                       5,629        4,839

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (Unaudited)

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

    In the opinion of Management, the adjustments included in the accompanying interim financial statements include all adjustments, which are all of a normal recurring nature, necessary in order to make the financial statements not misleading, and present fairly the Company's financial position and the results of operations and cash flows for the periods indicated.

    The results of operations for the period ended February 28, 1997, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. For the quarter and nine months ended February 28, 1997, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $262,026 for the quarter and nine months, respectively) by the weighted average number of common shares outstanding during the period. (See
    Exhibit 11)

Item 2 Management's Discussion and Analysis or Plan of Operations For the Quarters and Nine Months Ended February 28, 1997 and February 29, 1996

The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, adequacy of capital allocation for debentures, sustained viability of the Company, continued positive cash flows and increased marketability of the Company, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, demand for services, stability of costs, retention of sponsors and cardholders enrolled in the Company's benefit programs, relevance of the Company's historical performance, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

Results of Operations:
----------------------

Service revenues totaled $1,416,514 and $3,965,818 for the quarter and nine months ended February 28, 1997, compared to $1,468,520 and $4,478,198 for the same periods in fiscal 1996, representing decreases of $52,006 (4%) and $512,380 (11%) for the quarter and nine months ended February 28, 1997 compared to the same periods in the prior year, respectively. The Company's administration fees from vision and hearing programs accounted for $753,868 (53%) and $624,852 (43%) of total service revenues for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $1,727,865 (44%) and $1,909,003 (43%) of total service revenues for the nine months ended February 28, 1997 and February 29, 1996, respectively. The net change in vision and hearing revenue, from the prior fiscal year to the current fiscal year, was primarily the result of the loss of one sponsor during October 1996 and the addition of a new vision plan sponsor during January 1997. A "sponsor" is an employer, insurance group, or other organization that offers the Company's benefits to it employees/members. The loss of the above mentioned sponsor reduced total vision, hearing and dental cardholders by approximately 60,000. This loss was partially offset by the addition of a new sponsor that enrolled approximately 37,000 cardholders in the Company's vision plan. There were approximately 366,000 and 399,000 vision and 40,000 and 93,000 hearing cardholders as of February 28, 1997 and February 29, 1996, respectively. The other changes to cardholder totals primarily resulted from fluctuations in cardholder amounts in previously existing plans, in the normal course of business.

Vision provider fee revenue declined by $9,714 (20%) and $50,500 (32%) during the quarter and nine months ended February 28, 1997 compared to the same periods in fiscal year 1996 due in part to a modification of the Company's agreements with its providers. A provider is a doctor or other practitioner that has agreed to provide services to the Company's benefit plan cardholders. Under the modified agreement, for new sponsors, the providers are not required to pay a fee based on gross sales to that sponsor's members.

The Company's dental program accounted for $245,921 (17%) and $472,375 (32%) of total service revenues for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $946,590 (24%) and $1,386,943 (31%) of total service revenues for the nine months ended February 28, 1997 and February 29, 1996, respectively. The change in revenue for this line of business, from the prior fiscal year to the current fiscal year, was due to the loss of 60,000 cardholders, as discussed above, and the addition of cardholders in previously existing plans, in the normal course of business. There were approximately 80,000 and 125,000 dental cardholders as of February 28, 1997 and February 29, 1996, respectively.

On December 28, 1992, the Company completed the sale of its pharmacy line of business to Med Net (formerly Medi-Mail, Inc.) for 298,333 unregistered and 35,000 registered shares of Medi-Mail Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Medi-Mail during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Medi-Mail. Medi-Mail terminated the agreement in August 1995; therefore, the Company did not generate any revenues related to the pharmaceutical program for the quarter ended February 28, 1997. Pharmaceutical revenues were $78,281 (2%) of total service revenues during the nine months ended February 29, 1996.

The Company makes available to its providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually due to the large volume of purchases of the buying group. Buying group revenues accounted for $368,344 (26%) and $370,290 (25%) of total service revenues for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $1,127,865 (28%) and $1,103,971 (24%) of total service revenues for the nine months ended February 28, 1997 and February 29, 1996, respectively.

Card production activity for non-Avesis groups was phased out during the quarter ended February 28, 1997, as the historical revenues generated from this activity were not sufficient to justify the resources expended. Revenues resulting from this activity were recorded by the Company as other service revenues.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences depending on whether the benefit is insured in part or whole by the plan sponsor. The Company's cardholder base principally is derived from a limited number of sponsors. The Company's four largest sponsors account for approximately 59% and 65% of the total administration fee revenue for the quarters ended February 28, 1997 and February 29, 1996, respectively.

Cost of services were $1,091,994 and $953,973 for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $2,856,054 and $2,880,245 for the nine months ended February 28, 1997 and February 29, 1996, respectively. Cost of services increased $138,021 (14%) and decreased $24,191 (1%) for the quarter and nine months ended February 28, 1997, respectively, compared to the same periods in the prior fiscal year. These costs primarily relate to servicing cardholders, providers, and sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services during the quarter ended February 28, 1997 compared to the same period in the prior fiscal year was primarily due to the increased claims expense directly related to the new sponsor, mentioned above and discussed further under "Liquidity and Capital Resources" below. The decrease in cost of services during the nine months ended February 28, 1997 compared to the same period in the prior fiscal year was due to the associated decrease in revenue during that period. The cost of services did not decrease as greatly as revenue due to the loss of efficiencies of scale related to the volume of claims paid. However, due to the reorganization in the customer service and claims processing area of the Company's activities, where a portion of the middle management was eliminated, the Company realized a decrease in personnel expense included in the cost of services.

General and administrative expenses were $250,832 and $426,851 for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $757,776 and $1,017,933 for the nine months ended February 28, 1997 and February 29, 1996, respectively. General and administrative expenses decreased $176,019 (41%) and $260,157 (26%) for the quarter and nine months ended February 28, 1997, respectively, compared to the same periods in the prior fiscal year. These costs include depreciation, legal and professional fees, insurance and consulting fees related to National Health Enterprises (management consultants). The decrease is primarily due to a reduction in personnel involved in the finance and accounting functions, and legal fees and expenses of approximately $175,000 related to a lawsuit settled in the prior fiscal year.

Selling and marketing expenses were $101,340 and $230,784 for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $392,291 and $692,167 for the nine months ended February 28, 1997 and February 29, 1996, respectively. Selling and marketing expenses decreased $129,444 (56%) and $299,876 (43%) for the quarter and nine months ended February 28, 1997, respectively, compared to the same periods in the prior fiscal year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease is due to the reduction in broker commissions directly related to the reduction in revenue, the outsourcing of a portion of the activities previously performed by the inside sales and marketing department, and the reduction of travel and entertainment expenditures. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the functions internally.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $560,211 and $506,305 as of February 28, 1997 and February 29, 1996, respectively. The net increase in cash of $53,906 during the period from February 29, 1996 to February 28, 1997 consists of a decrease in cash of $70,222 during the first three months of the period (March 1, 1996 through May 31, 1996), and an increase in cash of $124,128 the last nine months of the period (June 1, 1996 through February 29, 1997). The negative cash flow mentioned above is primarily associated with the software development project for the Company's new mainframe computer. The positive cash flow for the nine months ended February 28, 1997 is primarily due to the collections of accounts receivable, decrease in prepaid expenses, and timing of vendor payments. The Company is maintaining its policy of paying vendors on a net 45 day basis, and continues to be current on all of its trade accounts payable. Current cash on hand is expected to allow the Company to sustain operations for at least the next twelve months.

The new sponsor added during January 1997 remits their vision administration fee payments within the first week after the end of the month in which the revenues are earned by the Company. The Company is currently reserving a substantial portion of the total amount received from the new sponsor for claims payments. This reserve is based upon historical utilization percentages. The monthly vision administration fee revenue from the new sponsor is approximately $140,000. The resulting amounts are included in the February 28, 1997 balance sheet as accounts receivable and accounts payable, and account for a significant portion of the increases to these accounts.

The Company's convertible subordinated debentures mature on December 1, 1997. The Company is allocating the required capital to repay the debenture holders upon maturity.

The Company's management has taken the following steps in order to sustain the viability of the Company and continue positive cash flows: the sublease of unused office space, thereby reducing monthly rent by approximately $10,000; the maintenance of the appropriate level of staff, reducing monthly salary expense and consulting fees by approximately $10,000; the temporary deferral of cash payments made to related parties (National Health Enterprises) for consulting services of approximately $6,000 per month, the balance of $42,000 as of February 28, 1997 is to be repaid on an undetermined future date; and the addition of a new sponsor, as previously discussed, replacing most of the reduced number of cardholders caused by the loss of a major sponsor in the prior fiscal year. The Company has also established a chiropractic benefit and is expanding its dental network of providers to increase its marketability.

                            PART II OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in April 1997, on shares of its Series 2
         Preferred Stock. The dividend is cumulative. The arrearage is $1,543,548 as of February 28, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are being filed with this report:

         11     Statement re:  Computation of Per Share Earnings
         27       Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended February 28, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                         - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:      April 11, 1997                    /s/ Neal A. Kempler
      -----------------------           ----------------------------------------
                                        Neal A. Kempler, Vice President
                                        and Secretary



Date:      April 11, 1997                    /s/ Joel H. Alperstein
      -----------------------           ----------------------------------------
                                        Joel H. Alperstein, Director of Finance
                                        (Principal Financial Officer)
                                     - 10 -