Form 10KSB
period 1997-05-31
AVESIS INC
filed 1997-08-29
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark  One)
  X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of --- 1934

For the fiscal year ended May 31, 1997 or

 --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number: 0-15304

                               AVESIS INCORPORATED
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                        86-0349350
-------------------------------                     ------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                       No.)

100 West Clarendon, Suite 2300
Phoenix, Arizona                                           850l3
--------------------------                          ----------------
(Address of principal executive                         (Zip Code)
offices)

Issuer's telephone number: (602) 241-3400
                          ---------------

Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock &
     $l0 Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2
     ----------------------------------------------------------------------
                                (Title of Class)

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

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year: $5,645,276.

          The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on August 25, 1997 was $552,648. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

          The number of outstanding shares of the registrant's Common Stock on August 25, 1997 was 4,100,420.

          Transitional Small Business Disclosure Format (check one):

                                                  Yes                No  X
                                                     -----             -----

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                             YEAR ENDED MAY 31, 1997

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page

ITEM l.      Description of Business ..........................................1
ITEM 2.      Description of Properties ........................................6
ITEM 3.      Legal Proceedings ................................................7
ITEM 4.      Submission of Matters to a Vote of
             Security Holders .................................................7


                                     PART II
                                     -------

ITEM 5.      Market for Common Equity and
             Related Stockholder Matters ......................................7
ITEM 6.      Management's Discussion and Analysis or Plan
             of Operation.....................................................10
ITEM 7.      Financial Statements ............................................14
ITEM 8.      Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure ..........................15


                                    PART III
                                    --------

ITEM 9.      Directors, Executive Officers, Promoters,
              and Control Persons; Compliance with Section 16(a)
              of the Exchange Act ............................................15
ITEM 10.     Executive Compensation ..........................................18
ITEM 11.     Security Ownership of Certain Beneficial
             Owners and Management ...........................................20
ITEM 12.     Certain Relationships and Related Transactions...................23
ITEM 13.     Exhibits and Reports on Form 8-K ................................27
SIGNATURES ...................................................................28

                                     PART I
                                     ------

Item l.  Description of Business

General

          Avesis Incorporated, a Delaware corporation (together with its subsidiary, the "Company"), incorporated in June 1978, markets and administers dental, chiropractic, vision and hearing managed care and discount programs ("Programs") nationally which are designed to enable participants ("Members"), who are enrolled through various Sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as dentists, chiropractors, opticians, optometrists, ophthalmologists and hearing specialists ("Providers"). The Company formerly operated a pharmaceutical discount program, which was sold in December 1992.

     Administration fee and provider fee revenue has been derived from the product lines in the following proportions:

                                                   Fiscal Years Ended May 31,
                                                   --------------------------
                                                     1997              1996
                                                     ----              ----

Vision and Hearing Programs                           69%               68%
Dental Program                                        31%               31%
Chiropractic Program                                   0%                0%
Pharmaceutical Program(1)                              0%                1%

--------------------------

(1) The pharmaceutical line was sold in December 1992. The Company provided services related to the pharmaceutical program through July 1995.

Vision Program

                  The Company offers provider networks and administrative services for group vision programs. Its Vision Program is designed to provide savings by reducing the cost of eye examinations and materials (frames, eyeglass lenses and contact lenses).

                  Under the Company's Vision Program, a Member is entitled to discounted pricing that Providers offer for eye examinations and the purchase of eyewear at network Provider locations. The Member is fully responsible for paying the Provider unless the Sponsor (a self-funding employer or insurer) is obligated to pay the Provider, or reimburse the Member. In some cases, the Company may act as a third party administrator for the Sponsor and pay such claims from funds provided by the Sponsor for that purpose.

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

          The table below sets forth the approximate numbers of Providers and Members enrolled in the Vision Program at the dates indicated:

              Date           Number of        Number of      Number of
              ----           ---------        ---------      ---------
                             Providers          States        Members
                             ---------          ------        -------

          May 31, 1997         3,220             48           385,000
          May 31, 1996         3,332             48           396,000

Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and generally do not include eligible spouses and children of Members.

          The Company has entered into arrangements with certain frame manufacturers which enable Providers to obtain frames at prices below wholesale. The Company has formed a formal buying group for Providers to seek larger discounts on frames. The Company is billed directly by the frame manufacturers and is responsible for the billing and collection of amounts due from the Providers. The Company receives a discount, above the amount given to the Providers, by the frame manufacturers to pay for the cost of administering the buying group program. Providers are not obligated to purchase from designated suppliers.

Hearing Program

                  The Company's hearing program (the "Hearing Program") has been marketed principally as an adjunct to the Vision Program. Revenues from the Hearing Program have not been significant. A Hearing Program Member may obtain a hearing evaluation by a Provider for a reduced fee. In addition, the Member may purchase a hearing aid from a Provider at wholesale cost plus a professional fee or at a discount from the Provider's usual charge, depending on the options selected by the Plan Sponsor. Such benefits are also available to the Member's spouse, children, parents and grandparents.

Dental Program

          The Company establishes and maintains dental Provider networks which it also makes available to Sponsors. Fees charged to Members by Providers are based upon panel fee schedules which the Providers have agreed to accept. Like the Vision Program, the Company's dental program (the "Dental Program") is offered both for Members who are themselves responsible for paying 100% of the costs of their care to their Providers, and for Programs under which the Sponsor assumes the obligation of paying Providers (or reimbursing Members) for the agreed-upon costs of specified care. Revenues from the Dental Program principally are derived in the same manner as in the case of the Vision Program.

          The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:


              Date           Number of        Number of      Number of
              ----           Providers          States        Members
                             ---------          ------        -------
          May 31, 1997        11,082              43          118,000
          May 31, 1996         3,776              41           95,000

Included in the number of providers in the table above as of May 31, 1997 are 6,180 providers who participate in a third party's Provider network. The Company has a network rental agreement which allows Members to utilize the services of the third party's Provider network.

See Item 6 - "Management's Discussion and Analysis or Plan of Operation."

Chiropractic Program

          The Company has developed a program for cost-effective and budgetable delivery of chiropractic services. Members pay reduced fees to the Provider for history and physical examinations, spinal manipulation, non-manual procedures, physiotherapy, acupuncture and additional care. The Company derived its first revenues from the chiropractic program in the first quarter of fiscal 1997. Although the Company has not generated significant revenues from the
Chiropractic Program, the Program is important as it enables the Company to offer to Sponsors a complete line of ancillary benefits.

Provider Networks

          The Company usually contracts with Providers to provide services simultaneously with the plan Sponsor's development of a membership base in a geographic area; however, some Providers are enlisted in expansion areas where there is little or no membership base. The Programs supplement the practices of Providers by enabling them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Member patients, the incremental revenues from Member patients can be an important source of revenue to Providers. There can be no assurance that Providers will continue to participate in the Programs even if their participation results in such an increase in revenues since the portion of their practices derived from the Programs may become less profitable than other aspects of their practices.

          The Company periodically reviews a portion of the Providers. This review includes a patient survey form which is distributed on a random basis by the Company to Members, the investigation of any complaints received from Members and a desk or field audit by a Company auditor to confirm that Members were not charged more than the contracted prices for services and products.

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

          Although the Company does not believe it would have any liability due to any malpractice on the part of any Provider, the usual form of Provider
Agreement requires each Provider to indemnify the Company against any claim based on the negligence of the Provider in the performance of services for Members. In addition, Providers are required to carry malpractice insurance with limits equal to or greater than their state required minimums.

Marketing

          The Company markets nationally to potential Sponsors which have or have access to a large number of potential Members. Marketing is done through the efforts of the Company's sales personnel and unaffiliated insurance brokers, general agents and employee benefit consultants compensated on a commission basis. Substantial marketing services are also provided through National Health Enterprises, Inc. ("NHE"). See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc."

          The Company's sales and marketing personnel market the full range of the Company's products and services. The Company believes that offering a range of products and services in multiple product lines differentiates it from its competitors and enables it to offer a more comprehensive solution to its customers' benefits needs.

          The following customers accounted for more than 10% of the Company's revenues during the periods indicated.

                                                  Year ended      Year ended
                                                 May 31, 1997    May 31, 1996
                                                 ------------    ------------

         National Insurance Services, Inc.             6%             27%
         Fraternal Order of Police/
           Department of Corrections
           (Washington, D.C.)                         15%             13%
         Blue Cross Blue Shield of Arizona            17%             12%
         HealthPartners HealthPlan                    14%              0%

          The Company is substantially dependent on a limited number of customers and will be materially adversely affected by termination of its agreements with such customers. For information regarding a termination notice received from National Insurance Services, Inc., see Item 6 - "Management's Discussions and Analysis or Plan of Operation."

Competition

          The Company competes for potential Sponsors, Members and Providers, depending on the geographic area or market, with various provider organizations, health maintenance organizations and health care membership programs. Most of these competitors have significantly greater financial, marketing and administrative resources than the Company. The Company has a competitive advantage over its competition as it is able to offer a full line of ancillary benefits while substantially all of its competitors concentrate on one benefit line.

Regulation

          Certain registration and licensing laws and regulations (including those applicable to third party administrators, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may impact the Company. The Company believes that the extent of its compliance with such laws and regulations as they are currently enforced and applicable to the Company is consistent with current industry standards and practices. However, there can be no assurance that changes in enforcement and compliance practices will not occur in the future, or that existing laws and regulations will not be broadened. In any such event, the Company could be required to effect registration in various additional states and/or post substantial fidelity or surety bonds in connection therewith. Alternatively, the Company may be required to alter substantially the services offered by it, modify its contractual arrangements with Sponsors, Providers and Members, be precluded from providing some or all of its services in some states, or be subject to substantial fines or penalties. Any or all of the foregoing consequences could materially adversely affect the Company.

Employees

          As of August 20, 1997, the Company had 33 full-time and 5 part-time employees, compared to 33 total employees as of August 15, 1996. The Company believes that its relationship with its employees is good.

Item 2.   Description of Properties

          The Company maintains its executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013, in space leased from an independent party. The lease agreement covers approximately 13,300 usable square feet of space and expires on September 30, 2000. On October 29, 1996 the Company entered into an agreement to sublease approximately 9,090 usable square feet of space through October 1, 1997 and all 13,300 usable square feet thereafter, until the expiration of the Company's lease agreement on August 31, 2000. Subsequent to year end, the Company entered into a lease agreement for approximately 6,700 usable square feet of office space in Phoenix, Arizona that expires on September 30, 2002. The Company owns and leases various computer equipment, data processing and other office equipment. The Company has also leased approximately 200 square feet in Washington, D.C. as required by a contract with a D.C. Sponsor. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations.

Item 3.   Legal Proceedings

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

                                     PART II
                                     -------

Item 5.   Market for Common Stock and Related Stockholder Matters

          Market Information. The Company's Common Stock and $10 Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Preferred") are traded in the over-the-counter market and quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the NASD's Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during fiscal 1997 and fiscal 1996. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                 Bid Quotation Range
                                                 -------------------
           Fiscal Year 1997                    High               Low
           ----------------                    ----               ---
           First Quarter                     $0.6875            $0.375
           Second Quarter                     0.4375             0.125
           Third Quarter                      0.2188             0.125
           Fourth Quarter                     0.25               0.1875

           Fiscal Year 1996
           ----------------
           First Quarter                     $1.375             $0.9375
           Second Quarter                     1.01               0.5625
           Third Quarter                      1.00               0.75
           Fourth Quarter                     0.875              0.6875

          As of August 25, 1997, there were 4,100,420 shares outstanding of the Common Stock of the Company held by approximately 166 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

          Dividends. The Company has not paid any dividends on its Common Stock since its inception and does not expect to pay dividends on its Common Stock at any time in the foreseeable future. Moreover, the terms of the Series 2 Preferred provide that as long as any shares of the Series 2 Preferred remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the Common Stock of the Company unless the full dividends on the Series 2 Preferred for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. As of August 19, 1997, there were 388,180 shares of Series 2 Preferred outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% ($.90 per share), payable when and if declared by the Board of Directors. Dividend arrearages as of July 31, 1997 totaled $1,689,124. The Company's Indenture related to its 9 1/2% Convertible Subordinated Debentures due December 1, 1997 also restricts its ability to pay dividends.

          Recent Sales of Unregistered Securities. On January 20, 1997, the Company granted 10,000 nontransferable options, for services rendered, to a consultant familiar with the Company's business. The options were granted under the Company's 1993 Stock Option Plan, pursuant to Section 4(2) of the Act. The options are currently exercisable for an equal number of the Company's Common Stock at an exercise price of $1.00 per share and terminate ten years from the option grant date.

Selected Financial Data

          The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form l0-KSB.

          The selected financial data for each of the five years in the period ended May 31, 1997 have been derived from the Company's audited financial statements. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                                                                 Years Ended May 31,
                                      -----------------------------------------------------------------------
Selected Operating Data:                  1997           1996           1995          1994(1)        1993(1)
------------------------              ------------   ------------   ------------  ------------   ------------
Operating revenues                    $ 5,645,276    $ 6,019,896    $ 6,351,106   $ 4,418,512    $ 4,762,632
Operating expenses                      5,739,503      6,106,694      5,986,897     4,620,972      5,699,019
Net income (loss)                        (190,265)      (124,859)       505,411      (134,550)      (676,231)
Net income (loss) per
common share (2)                             (.13)          (.12)           .02          (.12)          (.29)

                                                                  Years Ended May 31,
                                       ----------------------------------------------------------------------
Selected Balance Sheet Data:              1997           1996           1995          1994(1)        1993(1)
----------------------------           -----------    -----------    -----------   -----------    -----------

Working capital                        $  293,595     $  422,922     $  747,566    $  229,740     $  388,863
Current assets                          1,271,505        864,566      1,242,534       647,522      1,025,394
Total assets                            1,639,389      1,650,527      1,839,377     1,195,831      1,649,797

Current liabilities                       977,910        441,644        494,968       417,782        636,545
Long term obligations                      92,044        449,183        484,850       423,901        524,554
Total liabilities                       1,069,954        890,827        979,818       841,683      1,161,099
Total stockholders' equity                569,435        759,700        859,559       354,148        488,698

(1) Reflects a restatement of certain amounts in the years 1993 and 1994 to conform to the 1995, 1996 and 1997 presentation.

(2) After provision for preferred stock dividends as follows: $349,162 in 1997, 1996 and 1995; $349,590 in 1994; and $349,812 in 1993.

Item 6. Management's Discussion and Analysis or Plan of Operations

Management's  Discussion  and Analysis and Results of Operations For the Fiscal
-------------------------------------------------------------------------------
Years Ended May 31, 1997 and 1996:
---------------------------------

          The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, adequacy of capital allocation for debentures, sustained viability of the Company, continued positive cash flows and increased marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which could cause actual results to differ materially from the forward looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and cardholders enrolled in the Company's benefit programs, the relevance of the Company's historical performance, and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

          The Company derives its administration fee revenue from Plan Sponsors who customarily pay a set fee per member per month. There are arrangements with certain Sponsors to pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying Group revenues are recorded at the total amount billed to participating Providers. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating providers under certain plans.

Results of Operations:
---------------------

          The Company's total service revenues in fiscal 1997 decreased 6% from the prior fiscal year from $6,019,896 to $5,645,276. The decrease was primarily due to the loss of a major Sponsor that accounted for 27% of total service revenues in fiscal 1996. The loss has been replaced by the addition of one significant Sponsor during January 1997, and a second significant Sponsor during the first quarter of fiscal 1998. The Company was able to decrease operating expenses in fiscal 1997 by 6% compared to fiscal 1996, from $6,106,694 to $5,739,503. The Company anticipates based upon historical results that additional operating expenses related to the above mentioned new customers will be less than the additional revenue earned.

          The Company's vision and hearing programs accounted for $2,607,152 (46%) of total service revenues during fiscal 1997 compared to $2,553,275 (42%) in fiscal 1996. The increase in vision and hearing revenues from the addition of the new significant Sponsor, with approximately 42,000 vision cardholders, helped to offset the loss of revenues from the major Sponsor lost in the current fiscal year, with approximately 47,000 vision cardholders (as well as approximately 50,000 dental cardholders), as mentioned above. The revenues derived from the new Sponsor are related to a managed care program, which has a higher cost of service than the discount program that was lost. Based upon information provided by a second new significant Sponsor, added after fiscal year end and mentioned above, the Company anticipates that it will add approximately 150,000 cardholders by January 1998. There were approximately 385,000 vision and 9,000 hearing cardholders as of May 31, 1997, compared to approximately 396,000 vision and 82,000 hearing cardholders as of May 31, 1996.

          Vision provider fee revenue declined by $62,763 (32%) during fiscal 1997 compared to the same period in fiscal 1996 due in part to a modification of the Company's agreements with its providers that for certain new Sponsors, the providers are not required to pay a fee based on gross sales to that Sponsor's members. The Company expects this trend of decreased provider fee revenue to continue.

          The Company's dental program accounted for $1,253,014 (22%) of total service revenues during the current fiscal year compared to $1,833,583 (30%) in fiscal 1996. The decline in this line of business during the current year was primarily due to the loss of approximately 50,000 cardholders as discussed above. The decline in cardholders was offset by the addition of approximately 54,000 cardholders from three Sponsors who increased their marketing of the dental discount program in the current fiscal year. The revenues derived from the new cardholders are significantly lower than the revenues related to the lost cardholders discussed above. There were approximately 118,000 dental cardholders as of May 31, 1997, compared to approximately 114,000 as of May 31, 1996.

          On December 30, 1992, the Company completed the sale of its pharmacy line of business to Med Net, Inc. (formerly Medi-Mail, Inc.), for 298,333 unregistered and 35,000 registered shares of Med Net Common Stock. The Company contracted to provide certain administrative services with respect to the pharmacy line of business until December 31, 1993. However, due to delays encountered by Med Net during the conversion of the claims processing, the Company entered into a month to month agreement to continue to provide administrative services to Med Net. Med Net terminated the agreement in August 1995. Pharmaceutical revenues constituted $0 (0%) and $78,281 (1%) of total service revenues for fiscal 1997 and 1996, respectively. The Company no longer offers a pharmaceutical program.

          The Company makes available to its vision providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $1,582,899 (28%) during fiscal 1997 compared to $1,554,757 (26%) in fiscal 1996.

          Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit is funded in part or whole by the plan Sponsor. The Company's current cardholder base principally is derived from a limited number of Sponsors.

          The cost of services increased by $290,660 (7%) from $3,916,304 during fiscal 1996 to $4,206,964 in fiscal 1997. These costs primarily relate to servicing cardholders, provider network development, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services during the current fiscal year was due to the increased cost associated with paying claims as the number of managed care (versus discount plan) cardholders increased throughout the current period. The Company expects the cost of services to remain constant as a percentage of total service revenues for the foreseeable future, based upon the anticipation that the current mix of managed care and discount programs will continue.

          General and administrative expenses were $1,027,054 during the current fiscal year, which represents a decrease of $248,483 (19%) compared to fiscal 1996. The decrease in the current year was primarily due to the sublease of the overcapacity of office space, thereby reducing rent expense; the absence of significant legal fees in the current year, in contrast to significant fees which occurred in connection with litigation which concluded in the prior fiscal year, and the reduction of payroll related to the reorganization of the Company's management.

          Selling and marketing expenses were $505,485 during fiscal 1997, representing a decrease of $409,368 (45%) from fiscal 1996. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease is due to the reduction in broker commissions directly related to the reduction in revenue, the outsourcing of a portion of the activities previously performed by the inside sales and marketing department, and the reduction of travel and entertainment expenditures. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the functions internally. See Item 12 - "Certain Relationships and Related Transactions."

          Non-operating expense was $96,038 in fiscal 1997, compared to non-operating expense of $38,061 in fiscal 1996. Included in non-operating expense are a loss related to the disposal of software and a gain resulting from a review of the assumptions related to the discontinued activity of providing claims processing services for a pharmaceutical benefit plan. The Company determined during fiscal 1997 to integrate the three separate computer systems (Data General, AS400 and PC) currently being run, onto a single platform. Due to the recent increases in the capabilities of the PC platform and the flexibility for growth that this platform affords, it was deemed the logical choice. As a result of this decision, the Company has discontinued the AS400 development project (See Item 12 - "Certain Relationships and Related Transactions - Software Development Services"), and has expensed the capitalized costs related to software not placed in service. Also, an outstanding liability related to programming fees of $67,971 was forgiven as of fiscal year end. Subsequent to year end, management has contracted with a third party vendor to develop new systems to support the Company's claims payment, customer and provider service, quality assurance and network development functions. The estimated completion date for the new system is February 1998, with penalties for late delivery and bonuses for early delivery.

Liquidity and Capital Resources
-------------------------------

          The Company had cash and cash equivalents of $817,535 as of May 31, 1997, compared to $436,083 as of May 31, 1996. The increase of $381,452 is primarily due to the timing of vendor and claim payments and the gain resulting from a review of the assumptions related to the discontinued activity of providing claims processing services for a pharmaceutical benefit plan, as previously discussed. The Company is maintaining its policy of paying vendors on a net 45 day basis and continues to be current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for at least the next twelve months.

          Subsequent to year end, the Company entered into an agreement with a third party to develop new software systems, as previously mentioned. The cost of the project, including necessary hardware, of approximately $250,000 will be financed through cash from operations.

          As of May 31, 1997, the Company had $464,377 of Accounts Payable, compared to $223,914 in the prior fiscal year. The increase is predominately due to reserves for claims of $291,533 in the current year for a new Sponsor, included in Accounts Payable, for claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is conservative and adequate.

          As  of  May  31,  1997,   the  Company  had  $189,000  of  Convertible
Subordinated Debentures, less $1,112 of unamortized discount, due December 1, 1997 and $160,000 of subordinated notes payable to stockholders due March 18, 1998. The Company has allocated the required capital to repay the debenture holders upon maturity and has reported the amount on the Balance Sheet in cash and cash equivalents.

          The Company's management implemented the following steps in the middle of fiscal 1997, in order to sustain the viability of the Company and continue positive cash flows: the sublease of unused office space; the maintenance of the appropriate level of staff, reducing monthly salary expense and consulting fees; and the addition of two new significant Sponsors, as previously discussed, replacing the reduced number of cardholders caused by the loss of a major Sponsor earlier in the fiscal year. The Company's new office lease agreement will reduce monthly rent expense by approximately $6,000 as compared to the monthly rent expense from the subleased office. The Company has also established a chiropractic benefit and has expanded its dental network of providers to increase its marketability.

Item 7. Financial Statements

          Financial   Statements  appear  commencing  at  page  F-1  immediately hereafter.

                    AVESIS INCORPORATED AND SUBSIDIARY

                    Consolidated Financial Statements

                    May 31, 1997

                    (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Avesis Incorporated:

We have audited the accompanying consolidated balance sheet of Avesis Incorporated and subsidiary as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiary as of May 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1997, in conformity with generally accepted accounting principles.





                                        /s/ KPMG Peat Marwick LLP


Phoenix, Arizona
July 17, 1997

                       AVESIS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet

                                  May 31, 1997

                                     Assets

Current assets:
    Cash and cash equivalents                                                                817,535
    Receivables, net (note 2)                                                                340,356
    Prepaid expenses and other                                                               113,614
                                                                                          ----------
      Total current assets                                                                 1,271,505

Property and equipment, net (note 3)                                                         181,795
Deferred debenture issuance costs, less accumulated amortization of $19,327                    1,049
Deposits                                                                                     185,040
                                                                                          ----------

                                                                                          $1,639,389
                                                                                          ==========
                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                         464,377
    Accrued expenses:
      Compensation                                                                            47,264
      Other                                                                                   95,149
    Convertible subordinated debentures, net of unamortized discount of $1,112 (note 4)      187,888
    Notes payable to stockholders (note 12)                                                  160,000
    Deferred income                                                                           23,232
                                                                                          ----------
              Total current liabilities
                                                                                             977,910

    Accrued rent (note 5)                                                                     92,044
                                                                                          ----------
              Total liabilities
                                                                                           1,069,954
                                                                                          ----------
Stockholders' equity (notes 4, 8, 9 and 12):

   Preferred stock, $.01 par value, authorized 12,000,000 shares:
    $100 Class A, nonvoting  cumulative  convertible  preferred stock, Series 1,
      $.01 par value;  authorized  1,000,000 shares; none issued and outstanding
      (liquidation preference of $100 per share) --
    $10 Class A, nonvoting  cumulative  convertible  preferred stock,  Series 2,
      $.01 par value;  authorized  1,000,000  shares;  388,180 shares issued and outstanding  (liquidation  preference of $10 per share) and  $1,630,890 of
      dividends in arrears at $.90 per share per year                                           3,882
    Class A, voting cumulative  convertible  preferred stock, Series 3, $.01 par value; authorized 100,000 shares; none issued and outstanding (liquidation
      preference of $100 per share)                                                                --
    Common  stock of $.01 par  value, authorized  20,000,000  shares;  4,100,420
      shares issued and outstanding                                                            41,004

   Additional paid-in capital                                                               9,949,159

   Accumulated deficit                                                                     (9,424,610)
                                                                                          -----------
              Total stockholders' equity                                                      569,435

Commitments and contingencies (notes 5, 10, 11, 13 and 15)
                                                                                          -----------

                                                                                          $ 1,639,389
                                                                                          ===========

          See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations

                        Years ended May 31, 1997 and 1996

                                                               1997          1996
                                                            ----------    ----------
Service revenues (note 10):
    Administration fees                                     $3,865,732    4,170,599
    Buying group                                             1,582,899    1,554,757
    Provider fees                                              136,132      198,895
    Other                                                       60,513       95,645
                                                            ----------    ---------
           Total service revenues
                                                             5,645,276    6,019,896

Cost of services                                             4,206,964    3,916,304
                                                            ----------    ---------

           Income from services
                                                             1,438,312    2,103,592

General and administrative expenses                          1,027,054    1,275,537

Selling and marketing expenses (note 11)                       505,485      914,853
                                                            ----------    ---------

           Loss from operations
                                                               (94,227)     (86,798)
                                                            ----------    ---------

Non-operating income (expense):
    Interest income                                             25,337       26,546
    Interest expense (notes 4 and 12)                          (29,461)     (29,786)
    Other expense (notes 12 and 16)                            (91,914)     (34,821)
                                                            ----------    ---------
           Total non-operating expense
                                                               (96,038)     (38,061)
                                                            ----------    ---------

           Net loss
                                                              (190,265)    (124,859)

Preferred stock dividends                                     (349,162)    (349,162)
                                                            ----------    ---------

           Net loss available to common stockholders
                                                            $ (539,427)    (474,021)
                                                            ==========    =========

Net loss per common and equivalent share                    $     (.13)        (.12)
                                                            ==========    =========

Weighted average common and equivalent shares outstanding    4,100,420    4,079,530
                                                            ==========    =========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                        Years ended May 31, 1997 and 1996

                                        Preferred stock                             Additional                    Total
                           -----------------------------------------      Common      paid-in    Accumulated   stockholders'
                              Series 1      Series 2      Series 3        stock       capital      deficit        equity
                           -------------   ----------   ------------   ----------   ----------   -----------   ------------
Balance, May 31, 1995      $        --          3,882           --         40,754    9,924,409   (9,109,486)      859,559

Net loss                            --           --             --           --           --       (124,859)     (124,859)

Issuance of common stock            --           --             --            250       24,750         --          25,000
                           -------------   ----------   ------------   ----------   ----------   ----------    ----------

Balance, May 31, 1996               --          3,882           --         41,004    9,949,159   (9,234,345)      759,700

Net loss                            --           --             --           --           --       (190,265)     (190,265)
                           -------------   ----------   ------------   ----------   ----------   ----------    ----------

Balance, May 31, 1997      $        --          3,882           --         41,004    9,949,159   (9,424,610)      569,435
                           =============   ==========   ============   ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        Years ended May 31, 1997 and 1996

                                                                               1997        1996
                                                                             ---------   ---------
Cash flows from operating activities:
    Net loss                                                               $ (190,265)   (124,859)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                           178,647     143,001
      Write-off of software costs                                             354,040        --
      Provision for losses/(write-off) of accounts receivable                    (149)     17,090
      Gain on sale of fixed assets                                               --        (8,006)
      Gain on repurchase of debentures                                           --       (10,257)
      Common stock issued for professional services                              --        25,000
      Changes in assets and liabilities:
        (Increase) decrease in receivables                                    (24,800)      7,130
        Increase in prepaid expenses and other                                   (538)    (25,736)
        (Increase) decrease in deposits                                        (1,225)     51,053
        Increase (decrease) in accounts payable                               240,463     (77,883)
        Decrease in deferred income                                            (8,133)    (20,352)
        Increase in accrued rent                                                6,468      16,710
        (Decrease) increase in other accrued expenses                         (61,577)     58,805
                                                                             ---------   ---------
           Net cash provided by operating activities                          492,931      51,696
                                                                             ---------   ---------

Cash flows from investing activities:
    Purchases of property and equipment                                      (111,479)   (379,687)
    Proceeds from dispositions of property and equipment                         --         8,250
                                                                             ---------   ---------
           Net cash used in investing activities                             (111,479)   (371,437)
                                                                             ---------   ---------


Cash flows from financing activities:
    Repurchase of convertible subordinated debentures                            --       (59,743)
                                                                             ---------   ---------
           Net cash used in financing activities                                 --       (59,743)
                                                                             ---------   ---------


           Net increase (decrease) in cash and cash equivalents               381,452    (379,484)


Cash and cash equivalents, beginning of year                                  436,083     815,567
                                                                             ---------   ---------

Cash and cash equivalents, end of year                                        817,535     436,083
                                                                             =========   =========

Supplemental information:

Cash paid for interest                                                         28,344      30,602

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                              May 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       Nature of Business and Consolidation Policy

       Avesis  Incorporated,   a  Delaware  Corporation,  and  its  wholly-owned
       subsidiary, Avesis of Washington, D.C., a District of Columbia Corporation (collectively, the Company), markets and administers vision, hearing, dental and chiropractic programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists, dentists and chiropractors (providers). The Company also makes available to its vision providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. The Company receives a fee for its services which varies according to the volume of activity. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

       Cash Equivalents

       Cash and cash equivalents include cash on hand, money market funds, and short-term investments with original maturities of 90 days or less.

       Property and Equipment

       Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Software is amortized over the estimated useful lives which range from 10 months to five years.

       Revenue Recognition

       Administrative fee revenue is recognized on the accrual basis, in accordance with generally accepted accounting principles, during the month that the member is entitled to use the benefit. Substantially all administrative fee revenue is received in the month the member is entitled to use the benefit. Any amounts received in advance are recorded as deferred income and recognized ratably over the membership period. Buying group revenue is recognized in the month the merchandise is shipped to the provider. Provider fee revenue, based on member utilization, is recognized when the service is performed.

       Stock Options and Warrants

       All stock options and warrants are granted at fair market value or greater on the date of grant.

                       AVESIS INCORPORATED AND SUBSIDIARY

       Net Loss Per Common and Equivalent Share

       For fiscal years 1997 and 1996, net loss per common and equivalent share is calculated by dividing net loss, after giving appropriate effect for preferred stock dividends, by the weighted average number of common shares outstanding during the year.

       Dilutive common equivalent shares consist of stock options and warrants (computed using the treasury stock method) and the assumed conversion of subordinated convertible debentures into common stock. Fully diluted net loss per common and equivalent share approximates net loss per common and equivalent share.

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

       Stock Option Plan

       Prior to June 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company implemented SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 when results are material to the financial statements.

       Convertible Debentures

       The Company incurred debenture issuance costs which have been deferred and are being amortized over the term of the debentures on the straight-line basis. Debenture discount is being amortized as interest expense over the life of the debentures using the interest method.

       Use of Estimates

       Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                       AVESIS INCORPORATED AND SUBSIDIARY

(2)  Receivables

     As of May 31, 1997 receivables consists of:

       Trade accounts receivable                             $          360,207
       Less allowance for doubtful accounts                             (19,851)
                                                             -------------------

                                                             $          340,356
                                                             ===================



(3)  Property and Equipment

     As of May 31, 1997 property and equipment consists of:

       Furniture and fixtures                                $          228,535
       Equipment                                                        823,160
       Leasehold improvements                                            73,729
       Software                                                          57,416
                                                             -------------------
                                                                      1,182,840
       Less accumulated depreciation and amortization                (1,001,045)
                                                             -------------------

                                                             $          181,795
                                                             ===================


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


(5)    Operating Leases

       The Company leases office space under an agreement which expires September 30, 2000. The Company is obligated to pay its proportionate share of the building's operating costs not to exceed stated maximums. As of May 31, 1997, the Company has signed a subleasing agreement and must move out of the current space by October 1, 1997. The Company also leases equipment under long-term operating lease agreements. For the years ended May 31, 1997 and 1996, rent expense for all operating leases was $196,406 and $244,130, respectively.

                       AVESIS INCORPORATED AND SUBSIDIARY

       The Company records rent expense using the straight-line method. Accordingly, the difference between rent expense and actual rent paid has been recorded as accrued rent for financial reporting purposes. These balances are included in other accrued expenses and accrued rent in the accompanying balance sheet.

       Future minimum lease payments for operating leases are as follows:

                   Years ending May 31,

                           1998                               $     244,915
                           1999                                     207,192
                           2000                                     144,352
                           2001                                      15,114
                           2002                                      10,553
                        Thereafter                                   10,553
                                                              ------------------

              Total future minimum lease payments             $     632,679
                                                              ==================

(6)    Fair Value of Financial Instruments

       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of May 31, 1997, together with a description of the methodologies and assumptions used to determine such amounts.

                                                        Carrying         Fair
                                                         Amount          Value
                                                       -----------     ---------

         Financial assets:
           Cash and cash equivalents                    $ 817,535       817,535
           Receivables (net)                              340,356       340,356

         Financial liabilities:
           Accounts payable and accrued expenses          606,790       606,790
           Convertible subordinated debentures (net)      187,888       187,888
           Notes payable to stockholders                  160,000       151,613


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

                       AVESIS INCORPORATED AND SUBSIDIARY

(7)    Income Taxes

       No income tax benefit was recorded in 1997 due to the establishment of a 100% valuation allowance against the Company's deferred tax assets because of the uncertainty surrounding the Company's ability to realize its net operating loss carryforwards.

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

         Deferred tax assets:
            Net operating loss carryforwards (NOL)                    2,730,000
            Accrued expenses                                             19,000
            Property and equipment                                        3,100
            Valuation allowance                                      (2,752,100)
                                                                    ------------

         Net deferred tax assets                                           --
                                                                    ============


       Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the year ended May 31, 1997 was an increase of $65,100. The net change for the year ended May 31, 1996 was an increase of $47,000.

       The Company's federal NOLs of approximately $7,500,000 expire between 1999 and 2010.


(8)    Stock Option Plans and Warrants

       In 1993 the Company adopted a stock option plan (the "Plan"). The stock option plan sets aside 600,000 shares of common stock (includes incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the dates of grant. At May 31, 1997, there were no incentive options outstanding under this plan and 310,000 nonqualified options exercisable at prices ranging from $.40 -$1.00 per share.

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

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would not be materially different from those reported.

                       AVESIS INCORPORATED AND SUBSIDIARY

       The following table summarizes stock option activity:

                                                          Common Stock
                                                --------------------------------
                                                                      Per Share
                                                                       Exercise
                                                   Options              Price
                                                -------------       ------------

        Balance outstanding, May 31, 1995         4,906,325          $.40-1.00
        Options granted                               --
        Options exercised                             --
        Options canceled                             25,000
                                               -------------

        Balance outstanding, May 31, 1996         4,881,325
                                               =============


       As of May 31, 1996, options to purchase 4,881,325 shares at prices ranging from $.40 to $1.00 were exercisable.

                                                          Common Stock
                                                --------------------------------
                                                                      Per Share
                                                                       Exercise
                                                   Options              Price
                                                -------------       ------------

        Balance outstanding, May 31, 1996         4,881,325          $.40-1.00
        Options granted                              10,000            $1.00
        Options exercised                             --
        Options canceled                            181,325
                                                -------------

        Balance outstanding, May 31, 1997          4,710,000
                                                =============


       As of May 31, 1997, options to purchase 4,710,000 shares at prices ranging from $.40 to $1.00 were exercisable.

       A summary of stock options granted at May 31, 1997 follows:

                               Options Outstanding                                             Options Exercisable
----------------------------------------------------------------------------------    --------------------------------------
                                                Weighted
                            Number              Average              Weighted              Number              Weighted
     Range of            Outstanding           Remaining             Average            Exercisable            Average
     Exercise             at May 31,        Contractual Life         Exercise            at May 31,            Exercise
      Price                  1997                                     Price                 1997                Price
-------------------    -----------------    -----------------    -----------------    -----------------    -----------------

    $.40-$1.00                4,700,000        6.0 years               $.45                  4,700,000           $.45
      $1.00                      10,000        10.0 years             $1.00                     10,000          $1.00
                       -----------------                         -----------------    -----------------    -----------------

                              4,710,000                                $.45                  4,710,000           $.45
                       =================                         =================    =================    =================

                       AVESIS INCORPORATED AND SUBSIDIARY

       During fiscal 1993, a former employee was granted warrants to purchase 100,000 shares of common stock. The purchase price is $.50 per share for 50,000 shares and $1.00 per share for the remaining 50,000 shares. The warrants expire on February 1, 1998.

       The management agreement discussed above and related transactions with NHE and certain other substantial transactions were structured and negotiated for the Company by Richter & Co., Inc. (RCI), a New York investment banking firm, whose principal, William L. Richter, is a member of the Company's Board of Directors. RCI received cash consideration of $50,000 and ten-year warrants to purchase 400,000 shares of common stock. As of May 31, 1997, 127,273 warrants were exercisable at an exercise price of $.40 per share and 272,727 warrants were exercisable at an exercise price of $.48 per share. As of May 31, 1997, 160,000 of these warrants had been assigned to William L. Richter.

(9)    Preferred Stock

       The Company has authorized 1,000,000 shares of $10 Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 (the Series 2 Preferred) with a par value of $.01 per share and quarterly dividends at the fixed annual rate of $.90 per share. In August 1993, the Board of Directors of the Company resolved that no dividends would be declared or paid without its specific authorization. The Series 2 Preferred is convertible at the option of the holder into common stock of the Company at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference which entitles holders to receive, out of the assets of the Company, $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock. The Series 2 Preferred may be redeemed at any time, in whole or in part, by the Company, at its option at $10.00 per share plus all the accrued but unpaid dividends.

       No dividends may be paid on common stock unless all accrued and unpaid dividends have been paid on the Series 2 Preferred.

(10)   Concentration of Credit Risk and Major Customers

       The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the southwestern states and the D.C. metropolitan area. Three major customers provided 17%, 15% and 14% of total service revenues in 1997 and three major customers provided 27%, 13% and 12% in 1996.

(11)   Long-Term Management and Marketing Agreement

       In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement is five years and is renewable for two two-year periods. The Company paid NHE $220,000 in fiscal 1994 and is obligated to pay $200,000 each year thereafter. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock (note 8).

       Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. The Company paid approximately $65,000 and $85,000 to NHE under the terms of this agreement in fiscal 1997 and 1996, respectively.

                       AVESIS INCORPORATED AND SUBSIDIARY

(12)   Related Party Transactions

       In March 1993, the Company obtained loans in the amount of $80,000 each from two stockholders of the Company who are also affiliates of NHE. The entire principal of the notes is due March 18, 1998 and bears interest at the rate of 6% per annum. Repayment on the notes may be accelerated by the holders if the Company terminates the NHE Management Agreement without cause. Interest is payable semiannually, in arrears. The notes are unsecured and subordinated to the Company's outstanding 9-1/2% debentures and future indebtedness of the Company. The Company paid $10,442 and $9,600 in interest under the terms of these notes in fiscal 1997 and 1996, respectively.

       During fiscal 1997 and 1996, the Company purchased approximately $76,000 and $326,000, respectively, in software and related programming services from National Computer Services, Inc. (NCS), a company owned by the President and two stockholders of the Company who are also affiliates of NHE. These costs have been capitalized as property and equipment. Additionally, the Company has contracted with the same Company to lease its computer system for approximately $2,500 per month. During 1997, the Company decided to discontinue the software development project in favor of a new system on a PC platform. Accordingly, a portion of the software development costs previously capitalized on the Company's balance sheet were expensed. The charge of $286,069, included in other expense in the consolidated statement of operations, is net of an outstanding amount due to the software vendor of $67,971, originally recorded as other accrued expense on the Company's balance sheet, which is no longer a liability to the Company due to the discontinuance of the project. Subsequent to year-end, the Company contracted with a software vendor to develop new technology to integrate all of the Company's systems.

       The Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") effective March 18, 1993 with NHE, and two shareholders. The Registration Rights Agreement provides two demand registrations with respect to 100,000 shares previously purchased and the shares issuable pursuant to the ten-year options discussed in note 8 ("Registrable Securities"). The first demand registration is exercisable at the request of holders of at least 900,000 Registrable Securities after the exercise by NHE and/or its transferees of at least 900,000 options. The second demand registration is exercisable at the request of holders of at least 1,000,000 options after completion of a fiscal year in which the Company has profits of at least $1,000,000. The Registration Rights Agreement also provides piggyback registration rights with respect to registrations in which other selling stockholders are participating. The Company is obligated to pay the offering expenses of each such registration, except for the selling stockholders' pro rata portion of underwriting discounts and commissions. No precise prediction can be made of the effect, if any, that the availability of shares pursuant to registrations under the Registration Rights Agreement will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock pursuant to such registrations could adversely affect prevailing marketing prices.

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

                       AVESIS INCORPORATED AND SUBSIDIARY

(13)   Commitments and Contingencies

       In June 1992, the California Department of Corporations notified the Company to cease and desist from operating in California as a health care service plan without a license under California's Knox-Keene Act. Approximately 2% of the Company's revenue is derived from California-related business. Since that time, the Company has sold its pharmacy line of business and taken certain other steps to restructure portions of its business in California so as to be exempt from coverage under the Knox-Keene Act. The Department has taken no further action in this matter. However, there can be no assurance that these steps will be considered sufficient by the Department in the event of any future challenge by the Department. A material interruption of the Company's California business could materially adversely affect the Company's overall business.

(14)   Employee Benefit Plan

       The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution.

(15)   Liquidity

       The Company has suffered recurring losses from operations. Management is currently seeking methods to maximize service revenues and control operating expenses. If the Company is required to obtain additional financing, there can be no assurances that sources of financing will be available on terms favorable to the Company, if at all.

(16)   Other Expense

       As a result of a review of the assumptions relating to the discontinued activity of providing claims processing services for a Company which operates a pharmaceutical benefits plan, it was determined that the aggregate estimated costs associated with the claims payments were in excess of the actual costs. The Company recorded a gain in other expense of $192,234 related to this activity.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III
                                    --------

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

          The following table sets forth the names of the directors and executive officers of the Company and certain biographical information relating to them.


Name                           Age            Position(s) with Company
----                           ---            ------------------------

William R. Cohen                66            Co-Chairman and Director

William L. Richter              54            Co-Chairman and Director

Kenneth L. Blum, Sr.            70            Director, Acting President and CEO

Gerald L. Cohen                 53            Director

Sam Oolie                       61            Director

Neal Kempler                    29            Corporate Secretary,
                                              Vice President of Operations

Shannon R. Barnett              29            Controller

Joel H. Alperstein              29            Director of Finance


          William R. Cohen, 66, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the President of Star Uniform Rental Company and Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

          William L. Richter, 54, Co-Chairman of the Board, has been a director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp.

and its wholly-owned subsidiary, Richter & Co., Inc., a registered broker-dealer, asset management and investment banking firm (or its predecessor organization) for the past six years. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchisor of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

          Kenneth L. Blum, Sr., 70, has served as a Director of the Company since August 1993. Mr. Blum has been acting President and Chief Executive Officer of the Company since September 1996. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchisor, since June 1993 and President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

          Gerald L. Cohen, 53, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen also serves as a Director of Marketing Systems of America. Mr. Cohen is not related to William R. Cohen.

          Sam Oolie, 61, has served as a Director of the Company since March 1985. Mr. Oolie has been Chairman of NoFire Technologies, Inc., a manufacturer of fire retardant coatings and textiles, since August 1995 and has been Chairman of Oolie Enterprises, an investment company, since July 1985. Mr. Oolie has held various positions with CFC Associates, a venture capital partnership, and its predecessor companies since January 1984. He was Vice Chairman of American Mobile Communications, Inc. a cellular telephone company, from February 1986 until July 1989 and Chairman of the Nostalgia Network, a 24-hour cable television program service, from April 1987 until January 1990. Mr. Oolie also serves as a Director of Noise Cancellation Technologies, Inc., and Comverse Technology, Inc.

          Neal Kempler, 29, has been the Corporate Secretary of the Company since June 1996. Mr. Kempler has been the Vice President of Marketing & Operations of the Company since August 1996 and was Assistant to the President/Director of Marketing from January 1993 until August 1996. Mr. Kempler served as Account Executive of National Health Enterprises, Inc., a management company, from June 1990 until January 1993.

          Shannon R. Barnett, 29, has been Controller of the Company (Principal Accounting Officer) since August 1996 and was Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until November 1995 and Staff Accountant of General Atlantic Resources, Inc. an oil and gas company, from November 1992 until June 1994.

          Joel H. Alperstein, 29, has been Director of Finance of the Company (Principal Financial Officer) since January 1997. Mr. Alperstein was a self-employed financial consultant from September 1996 until December 1996. Mr. Alperstein was a Manager at Stout, Causey & Horning, P.A., a full service public accounting firm, from September 1992 until August 1996, and a Senior Accountant at Arthur Andersen, LLP, from July 1990 until September 1992. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

          All directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually and serve at the pleasure of the Board of Directors.

Management Services Agreement

          Effective March 18, 1993, the Company entered into a Management Agreement (the "Management Agreement") with National Health Enterprises, Inc., a Maryland corporation ("NHE") pursuant to which NHE agreed to manage substantially all aspects of the Company's business, subject to certain limitations and the direction of the Company's Board of Directors. See Item 12 - "Certain Relationships and Related Transactions."

          The following individuals, though not necessarily deemed executive officers of the Company, are providing significant services to the Company pursuant to the Management Services Agreement:

          Kenneth L. Blum, Jr., 33, is President and Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President and Secretary of Rent-A-Wreck of America, Inc., an automobile rental franchisor, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Alan S. Cohn, 42, is providing sales and marketing services on behalf of the Company through an arrangement with NHE for sales and marketing services. Kenneth L. Blum, Sr., the Company's acting President, CEO and member of the Board of Directors, is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended May 31, 1997, except
(i) Kenneth L. Blum, Jr. reported four January 1997 transactions on a Form 4 dated August 8, 1997; (ii) William R. Cohen reported on a Form 4 dated February 18, 1997 the purchase of securities on January 29, 1997; (iii) William L. Richter reported on a Form 4 dated February 12, 1997 the purchase of securities on January 29, 1997; (iv) Sam Oolie reported on an amended Form 4 dated November 18, 1996 the sale of securities on May 1, 1996; (v) Benjamin D. Ward, Sr. reported on a Form 4 dated December 6, 1996 the sale of securities October 4, 1996; (vi) Benjamin D. Ward, Sr. reported on a Form 4 dated December 6, 1996 the sale of securities August 21, 1995; (vii) Joel H. Alperstein reported on a Form 3 dated January 27, 1997 holdings upon becoming the principal financial officer on January 13, 1997; (viii) Shannon R. Barnett reported on a Form 3 dated January 27, 1997 holdings upon becoming the principal accounting officer on August 19, 1996; and (ix) Neal A. Kempler reported on a Form 3 dated November 5, 1996 holdings upon becoming an officer on June 20, 1996. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.


Item 10.    Executive Compensation

                           SUMMARY COMPENSATION TABLE

         The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to both individuals who served as the Company's Chief Executive Officer during the year ended May 31, 1997. No executive officer who was serving as an executive officer during fiscal 1997 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the year ended May 31, 1997.

-------------------------------------- --------- ------------------------- ------------------------------------------
                                                   Annual Compensation              Long Term Compensation
                                                 ------------------------- ------------------------------------------
                                                                                            Awards
-------------------------------------- --------- ------------------------- ------------------------------------------
Name and Principal Position              Year           Salary ($)          Securities Underlying Options/SARs (#)
---------------------------              ----           ----------          --------------------------------------
Kenneth L. Blum, Sr., Acting CEO (3)     1997               $0                                 -
                                         1996               $0                                 -
                                         1995               $0                                 -

Frank Cappadora, Former CEO              1997           $6,000 (1)                            (2)
                                         1996          $24,000 (1)                            (2)
                                         1995          $12,000 (1)                            (2)
-------------------------------------- --------- ------------------------- ------------------------------------------

(1) Mr. Cappadora was the President and Chief Executive Officer of the Company from September 1992 until September 1996 and was designated to such position by the Board of Directors in connection with the Management Agreement between the Company and NHE. NHE received cash compensation of $220,000 under the Management Agreement for the year ended March 18, 1994 and $200,000 per year thereafter plus expense reimbursements and is entitled to receive commissions pursuant to a Marketing Agreement. Mr. Cappadora is not a stockholder of NHE, and his compensation from NHE and its affiliated entities is not tied directly to the services performed by Mr. Cappadora on behalf of the Company. During 1995, 1996 and 1997 Mr. Cappadora received a portion of his compensation, shown in the table, directly from the Company, while the remaining portion was paid to him by NHE.

(2) NHE received options for the purchase of 4,400,000 shares of the Company's Common Stock in March 1993 in connection with the Management Agreement. As of August 19, 1997, Mr. Cappadora holds options for 85,500 shares of the Company's Common Stock, which options were transferred to Mr. Cappadora by NHE in March 1993.
    The options are exercisable at $.48 per share through March 18, 2003.

(3) Mr. Blum replaced Mr. Cappadora as CEO of the Company during September 1996.

    See also Item 12 -- "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION VALUE TABLE

          The following table sets forth information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. The executive officers named in the Summary Compensation Table did not exercise any options during the last fiscal year.

-------------------------------- ----------------------------------------- -----------------------------------------
                                          Number of Unexercised                     Value of Unexercised
                                          Options at FY-End (#)                     in-the-Money Options
                                                                                        at FY-End ($)
                                 ---------------------- ------------------ ---------------------- ------------------
Name                                  Exercisable         Unexercisable         Exercisable         Unexercisable
----                                  -----------         -------------         -----------         -------------
Kenneth L. Blum, Sr.                      ---                  ---                  ---                  ---
Frank Cappadora                         85,500                 ---                $0 (1)                 ---

-------------------------------- ---------------------- ------------------ ---------------------- ------------------

(1) No value is reported because the average of the closing bid and asked prices on May 31, 1997 as reported by the National Quotation Bureau, Inc. ($0.25) is less than the exercise price of $.48 per share. See Note 2 to the Summary Compensation Table and Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

Employment   Contracts,   Termination  of  Employment,   and   Change-in-Control
Arrangements

          In the event of termination of the Management Agreement with NHE without cause, all options granted to NHE in connection with the Management Agreement remain outstanding for the balance of their 10-year term. See Item 12 -- "Certain Relationships and Related Transactions -- Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

Director Compensation

          Directors are reimbursed for out-of-pocket expenses incurred in connection with each Board of Directors or committee meeting attended. Directors who also are employees of the Company are eligible to participate in the Company's Incentive Stock Option Plan and the Company's 401(k) Plan, and all directors are eligible to participate in the Company's 1993 Stock Option Plan (the "1993 Plan"). Pursuant to the 1993 Plan, options for 100,000 shares of the Company's Common Stock were granted on April 8, 1993 to each of directors William R. Cohen, Gerald L. Cohen, and Sam Oolie. The exercise price of such options is $.40 per share, which was at least the fair market value of the Company's Common Stock on the date of grant. Options for 25,000 shares of Common Stock were exercisable by each of the optionees as of the date of grant, with the balance vesting in equal parts at the end of each of the 10 three-month periods following the date of grant. As of May 31, 1997 options for 100,000 shares of Common Stock were exercisable by each of the optionees.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

          As of August 19, 1997 there were 4,100,420 shares of Common Stock and 388,180 shares of Preferred Stock outstanding. The table below sets forth as of August 19, 1997, certain information regarding the shares of Common Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                                      Common issuable upon conversion or
                                                                      ----------------------------------
                                                                                exercise of: (1)
                                                                                ----------------
                                                                                                  Total Common
                            Common         % of          Series 2        % of       Options       Beneficially     Percent of
                            ------         ----          --------        ----       -------       ------------     ----------
Name and Address             Stock        Common      Preferred Stock    Pref.    or Warrants      Owned (1)       Common (2)
----------------             -----        ------      ---------------    -----    -----------      ---------       ----------
                                                      (actual shares)
Gerald L. Cohen*            153,359         3.7           22,274          5.7       100,000         309,044            7.3

William R. Cohen*            51,117(5)      1.2           10,552          2.7       100,000         177,497            4.2

William L. Richter          422,120        10.3           50,099 (3)     12.9       521,000(3)    1,068,368(3)        22.5
c/o Richter & Co., Inc.
450 Park Ave., 28th
Floor
New York, NY 10022

Sam Oolie*                  220,021(7)      5.4           24,023          6.2       100,000         380,079            8.9

Kenneth L. Blum, Sr.        140,000(8)      3.4            5,000          1.3         ---           152,500            3.7
17133 Ericarose Street
W. Boca Raton, FL
33496

Kenneth L. Blum,             50,000         1.2             ---           ---     1,839,750       1,889,750           31.8
Jr.(4)   11460
Cronridge Drive
Suite 120
Owings Mills, MD 21117

Alan S. Cohn(4)              50,000         1.2             ---           ---     1,829,750       1,879,750           31.7
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117

Neal A. Kempler*              ---           ---             ---           ---       255,000         255,000            5.9

Frank C. Cappadora            ---           ---             ---           ---        85,500          85,500            2.0
3100 Warehime Road
Manchester, MD  21102

Benjamin D. Ward.,          931,888        22.7             ---           ---         ---           931,888           22.7
Sr.  4712 North 41st
Place
Phoenix, Arizona 85018

All directors and           986,617        24.1          111,948         28.8      1,076,000      2,342,487          42.9
executive officers as      (5)(6)(7)
a group (6
persons)(4)

*   Address: 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013.

(1) Includes shares of Common Stock with respect to which the identified person had the right to acquire beneficial ownership on or within 60 days of the date of the above table pursuant to the Series 2 Preferred or options or warrants, as indicated. Each share of Series 2 Preferred Stock indicated in the table is convertible into 2 1/2 shares of Common Stock.

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

(3) Includes common shares issuable upon conversion or exercise of 22,300 shares of Series 2 Preferred, 240,000 warrants and 71,000 options indirectly owned via a corporation, Richter & Co., Inc. ("RCI"), which thereby beneficially owns in its own name 8.2% of the Company's Common Stock. Also includes common shares issuable upon conversion of 3,883 and 4,530 shares of Series 2 Preferred held via two other corporations. Also includes common shares issuable upon conversion of 2,500 shares of Series 2 Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

(4) Mr. Blum, Jr. and Mr. Cohn perform substantial services for the Company pursuant to the Management Agreement but are not necessarily deemed executive officers of the Company and are excluded from the executive officer group data.

(5) Includes 6.67% of the 6,337 shares of common stock and 19,412 shares of preferred stock held by CFC Associates, with respect to which William R. Cohen owns 6.67% of the outstanding stock.

(6) William R. Cohen and Sam Oolie own 6.67% and 20% of the outstanding stock of CFC Associates, respectively.

(7) Includes 20% of the 6,337 shares of common stock and 19,412 shares of preferred stock held by CFC Associates, with respect to which Mr. Oolie owns 20% of the outstanding stock. Also includes 8,679 shares owned by Mr. Oolie's wife, as to which Mr. Oolie disclaims beneficial ownership.

(8)       The indicated shares are held by Mr. Blum's spouse.

Item l2.   Certain Relationships and Related Transactions

Agreements with National Health Enterprises, Inc.

          Management Agreement. Effective March 18, 1993, the Company entered into a Management Agreement (the "Management Agreement") with NHE pursuant to which NHE agreed to manage substantially all aspects of the Company's business, subject to certain limitations and the direction of the Company's Board of Directors. NHE is owned by Kenneth L. Blum, Jr., the son of the Company's President and CEO. The Management Agreement provided cash compensation of $220,000 in the first year and $200,000 per year thereafter, as well as options for the purchase of up to 4,400,000 shares of the Company's Common Stock, as described below. The Management Agreement has an initial term of five years, and the Company has the right to extend it for up to two additional two-year periods. The Management Agreement is terminable by the Company for cause, as defined. Pursuant to the Management Agreement, the Company has agreed that it will not, without NHE's consent, issue (i) securities for consideration less than the fair market value thereof; (ii) shares of Common Stock to any director, officer, employee, or affiliate for less than $.40 per share; or (iii) securities to any director, officer, employee, or affiliate except to the extent of 300,000 shares of Common Stock plus options previously issued to such persons.

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

          The Options are transferable only to employees or affiliates of NHE performing substantial services for or on behalf of the Company or to employees of the Company, subject to compliance with applicable law. NHE transferred all of the Options in March 1993, principally to Kenneth L. Blum, Jr., Alan S. Cohn, an employee of NHE, and Frank Cappadora, the Company's President at that time. Effective December 5, 1994, Messrs. Blum, Jr., Cohn and Cappadora transferred an aggregate of 125,000 of the Options exercisable at $.48 per share to a company controlled by William L. Richter, the Company's Co-Chairman, Richter & Co., Inc. ("RCI"), in consideration of services performed and to be performed by RCI on behalf of NHE in connection with NHE's provision of management services to the Company. RCI in turn transferred 50,000 of such Options to William L. Richter effective December 5, 1994. Transferred Options may revert to NHE if a transferee ceases performing substantial services for or on behalf of the Company. Effective January 27, 1997, NHE transferred 200,000 options, which automatically reverted to NHE from Mr. Cappadora, to Neal A. Kempler.

          Stock Purchase. Kenneth L. Blum, Jr. and Alan S. Cohn each acquired 50,000 shares (the "Shares") of the Company's Common Stock on March 18, 1993 for consideration of $.40 per share.

          Subordinated Promissory Notes. On March 18, 1993, the Company obtained loans in the amount of $80,000 from each of Mr. Blum, Jr. and Mr. Cohn. The notes are due March 18, 1998 and bear interest at the rate of 6% per annum, provided that the notes may be accelerated by the holders thereof if the Company terminates the Management Agreement without cause. Interest is payable semiannually in arrears, commencing September 18, 1993. The notes are unsecured and subordinated to the Company's outstanding 9 1/2% Debentures and future indebtedness of the Company for borrowed money. The Company paid $10,442 and $9,600 in interest under the terms of these notes in fiscal 1997 and 1996, respectively.

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

          Marketing Agreement. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. In fiscal 1997 and 1996, the Company paid approximately $65,000 and $85,000, respectively, to NHE under the Marketing Agreement.

          Litigation Agreement. The Company entered into an agreement with Kenneth L. Blum, Sr., a director of the Company; Kenneth L. Blum, Jr., a principal of NHE; and Alan S. Cohn, who provides marketing services for the Company through an arrangement with NHE, with respect to potential liabilities and expenses in connection with a suit initiated by United HealthCare, Inc. ("United") against the Company and these individuals in June 1994 and a countersuit filed against United in December 1994 by these individuals. The agreement provided that the Company would indemnify the individuals in an amount based upon the gross profit earned on the contract which was the subject of the action brought by United and overall Company pretax profitability and gave the Company an interest in any net proceeds received in connection with the countersuit. All litigation between the parties was dismissed with prejudice in May 1995, pursuant to a settlement. The Company paid approximately $140,000 in legal fees during fiscal 1995 pursuant to the agreement, which did not exceed the gross profit earned on the contract in question.

          Investment Banking Services. The Management Agreement and related transactions with NHE and certain other substantial transactions were structured and negotiated for the Company by Richter & Co., Inc., a New York investment banking firm, which received cash consideration of $50,000 and 10-year warrants (the "Warrants") to acquire 400,000 shares of the Company's Common Stock, of which 127,273 were exercisable upon grant at $.40 per share. Under the original terms of the Warrants, the balance of the Warrants became exercisable contingent upon achieving profitability targets in the same manner originally applicable to the Options, as described above. The shares of Common Stock issuable pursuant to the Warrants are entitled to piggyback registration rights with respect to any registration in which the shares of Common Stock sold to Mr. Blum, Jr. and Mr. Cohn or the Common Stock issuable pursuant to the Options are included. A principal of RCI, William L. Richter, is a member of the Company's Board of Directors. RCI has assigned Warrants for the purchase of 160,000 shares of the Company's Common Stock to Mr. Richter. Mr. Richter and his firm have provided and expect to continue to provide substantial investment services for Messrs. Blum, Sr. and Jr.,

Mr. Cohn and various of their affiliated entities. To that extent, RCI may be deemed to have had a conflict of interest with respect to its efforts on behalf of the Company in effecting the Management Agreement and related agreements with NHE. The Company's Board of Directors took into account the potential conflict of interest issues referred to above in structuring and entering into the investment banking agreement with RCI and believes that the agreement was desirable and in the best interests of the Company notwithstanding such possibility.

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

Software Development Services

          During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company paid approximately $76,000 and $326,000 to NCS for such services during fiscal 1997 and 1996, respectively. Additionally, the Company has contracted with NCS to lease its computer system for approximately $2,500 per month. The Company paid $15,502 and $33,012 of computer lease charges in fiscal 1997 and 1996, respectively. Kenneth L. Blum, Jr., a principal of NHE, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the Acting President, CEO and a director of the Company.

          During fiscal 1997, the Company decided to discontinue the programming services being performed related to portions of the computer system not yet placed in service. It was further determined that all of the Company's current systems, which to date have been running on three separate platforms, should be integrated through the use of the PC platform. The Company will continue to use the completed modules developed by NCS until the new system is complete. The capitalized costs related to modules not yet placed in service, $286,069, have been expensed in fiscal 1997. See Item 6 -- "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources."

Financial Advisor Agreement

          Effective January 18, 1995, the Company retained RCI as exclusive financial advisor and placement agent. RCI's fees under this arrangement are payable only upon completion of defined transactions and, in such event, are calculated upon the basis of a percentage of the transaction value. The agreement is terminable by the Company upon 90 days notice, provided that RCI is entitled to receive certain fees for two years following termination in the event a transaction is concluded with an entity introduced to the Company by RCI. No fees were paid by the Company to RCI during fiscal 1997 and 1996.

          RCI provides substantial ongoing financial management and other services to the Company at no charge. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.


Item 13.   Exhibits and Reports on Form 8-K

       (a) See Exhibit Index following the Signatures page which Index is incorporated herein by reference.

       (b)     Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVESIS INCORPORATED

       Date 8/28/97                        By:  /s/ Kenneth L. Blum, Sr.
           ----------                          ---------------------------
                                           Kenneth L. Blum, Sr.
                                           President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ Kenneth L. Blum, Sr.      President and Chief                August 28, 1997
-----------------------       Executive Officer
Kenneth L. Blum, Sr.          (Principal Execu-
                              tive Officer), Director


/s/ Neal A. Kempler           Corporate Secretary                August 27, 1997
-----------------------       Vice President of Operations
Neal A. Kempler

/s/ Joel H. Alperstein        Director of Finance                August 27, 1997
-----------------------       (Principal Financial Officer)
Joel H. Alperstein

 /s/ Shannon R. Barnett       Controller                         August 27, 1997
-----------------------       (Principal Accounting Officer)
Shannon R. Barnett

 /s/                          Co-Chairman of the                 August __, 1997
-----------------------       Board of Directors
William R. Cohen

 /s/ William L. Richter       Co-Chairman of the                 August 27, 1997
-----------------------       Board of Directors
William L. Richter

 /s/                          Director                           August __, 1997
-----------------------
Gerald L. Cohen

 /s/ Sam Oolie                Director                           August 28, 1997
-----------------------
Sam Oolie

                               Avesis Incorporated
                                  Exhibit Index
                                   Form 10-KSB
                     For the Fiscal Year Ended May 31, 1997

  Exhibit No.     Exhibit                                              Incorporated by Reference from the:
  -----------     -------                                              -----------------------------------
      3.1         Amended and Restated Certificate of  Company's       Registration  Statement  on Form S-1
                  Incorporation of the Company, as amended             (File No.  33-17217)  filed  January 12,  1988,
                                                                       and declared effective January 12, 1988.

      3.2         Bylaws of the Company                                Company's  Registration  Statement on Form S-18
                                                                       (File No.  33-6366-LA)  filed July 11, 1986 and
                                                                       declared effective July 14, 1986.

      3.3         Amendments to Bylaws adopted December 6, 1991        Company's  Annual  Report  on Form 10-K for the
                                                                       year ended May 31, 1992 (File No. 1-9758).

      4.1         Indenture  between the  Company  and  Continental    Company's  Registration  Statement  on Form S-1
                  Stock  Transfer  &  Trust  Company,  as  Trustee,    (File No.  33-17217)  filed  January 12,  1988,
                  including   form  of   Convertible   Subordinated    and declared effective January 12, 1988.
                  Debenture
      4.2         Statement    of    Designations,     Preferences,    Company's  report  on Form  8-K  filed  July 9,
                  Privileges,    Voting    Powers,    Restrictions,    1988 (File No. l-9758).
                  Qualifications   and   Rights  of  the  Series  l
                  Preferred
      4.3         Statement    of    Designations,     Preferences,    Company's  Registration  Statement  on Form S-l
                  Privileges,    Voting    Powers,    Restrictions,    filed May 17, 1989 (File No. 33-28756).
                  Qualifications   and   Rights  of  the  Series  2
                  Preferred

      4.4         Specimen Certificate  representing $.0l par value    Company's  Registration  Statement on Form S-18
                  Common Stock                                         (File No.  33-6366-LA)  filed July 11, 1986 and
                                                                       declared effective July 14, 1986.

      4.5         Specimen  Certificate  representing  $10  Class A    Amendment No. l to the  Company's  Registration
                  Nonvoting   Cumulative    Convertible   Preferred    Statement  on Form  S-l  filed  June  29,  1989
                  Stock, Series 2                                      (File No. 33-28756).

     10.1 *       Incentive  Stock Option Plan of the  Company,  as    Company's  Registration  Statement  on Form S-1
                  amended                                              (File No.  33-17217)  filed  January 12,  1988,
                                                                       and declared effective January 12, 1988.

     10.2 *       401(k) Plan of the Company                           Company's  annual  report  on Form 10-K for the
                                                                       year ended May 31, 1989 (File No. 1-9758).

     10.3 *       Management   Agreement   dated   March  18,  1993    Company's  report on Form 8-K  dated  March 18,
                  between the Company and NHE                          1993 (File No. 1-9758).

     10.4 *       Stock  Option  Grant to NHE dated  March 18, 1993    Company's  report on Form 8-K  dated  March 18,
                  relating   to  options   for  the   purchase   of    1993 (File No. 1-9758).
                  4,400,000 shares of the Company's Common Stock

     10.5         Subordinated  Promissory  Note  dated  March  18,    Company's  report on Form 8-K  dated  March 18,
                  1993 in the  amount  of  $80,000  payable  by the    1993 (File No. 1-9758).
                  Company to Mr. and Ms. Blum

     10.6         Subordinated  Promissory  Note  dated  March  18,    Company's  report on Form 8-K  dated  March 18,
                  1993 in the  amount  of  $80,000  payable  by the    1993 (File No. 1-9758).
                  Company to Mr. and Mrs. Cohn

     10.7         Registration  Rights  Agreement  dated  March 18,    Company's  report on Form 8-K  dated  March 18,
                  1993 among NHE, Mr. Blum, and Alan S. Cohn           1993 (File No. 1-9758).

     10.8 *       Marketing  Agreement dated March 18, 1993 between    Company's  report on Form 8-K  dated  March 18,
                  the Company and NHE                                  1993 (File No. 1-9758).

     10.9         Option Transfer Documents dated March 31, 1993       Company's  report on Form 8-K  dated  March 18,
                                                                       1993 (File No. 1-9758).
     10.10 *      Stock  Purchase  Warrant issued to Richter & Co.,    Company's  report on Form 8-K  dated  March 18,
                  Inc.  dated  March 18,  1993 for the  purchase of    1993 (File No. 1-9758).
                  240,000 shares of the Issuer's Common Stock

     10.11 *      Stock  Purchase  Warrant  issued  to  William  L.    Company's  report on Form 8-K  dated  March 18,
                  Richter  dated March 18, 1993 for the purchase of    1993 (File No. 1-9758).
                  160,000 shares of the Issuer's Common Stock

     10.12 *      1993 Stock Option Plan                               Company's  annual report on Form 10-KSB for the
                                                                       year ended May 31, 1993 (File No. 1-9758).

     10.13        Lease Agreement between the Company and Phoenix      Company's Report on Form 10-QSB for the
                  City Square                                          three months  ended February 28, 1995 (File
                                                                       No. 1-9758).


     10.14        Fee  Agreement  between the Company and Richter &    Company's  Report on Form  10-QSB for the three
                  Co., Inc.                                            months  ended   February  28,  1995  (File  No.
                                                                       1-9758).

     10.15        Software   Development   Agreement   between  the    Company's  Report on Form  10-QSB for the three
                  Company and National Computer Services, Inc.         months ended August 31, 1995 (File No. 1-9758).

     10.16        Litigation  Agreement between the Company and Ken    filed herewith
                  Blum, Sr., Ken Blum, Jr., and Alan Cohn



     10.17        Sublease   Agreement   between  the  Company  and    filed herewith
                  InfoImage, Inc.

     10.18        Lease   Agreement   between   the   Company   and    filed herewith
                  Principal Mutual Life Insurance Company

       11         Statement recomputation of per-share earnings        filed herewith

       21         Subsidiary of Registrant                             filed herewith

       27         Financial Data Schedule                              filed herewith
*      Identified as a compensatory arrangement as required by   Item 13(a) of Form 10-KSB.

                                       31