Form 10QSB
period 1997-08-31
AVESIS INC
filed 1997-10-15
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             August 31, 1997
                                        ----------------------------------------

  [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________ to __________________

                  Commission File Number           0-15304
                                        ------------------------------

                                  AVESIS INCORPORATED
         -----------------------------------------------------------------------
                        (Exact name of small business issuer as
                               specified in its charter)

                    Delaware                               86-0349350
         ---------------------------------     ---------------------------------
          (State or other jurisdiction of
           incorporation or organization)      (IRS Employer Identification No.)

              100 West Clarendon Avenue, Suite 2300     Phoenix, Arizona 85013
         -----------------------------------------------------------------------
                        (Address of principal executive offices)

                                    (602) 241 - 3400
                         ---------------------------------------
                               (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

         The number of outstanding shares of the registrant's Common Stock on October 10, 1997 was 4,100,420.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One)       [_] Yes  [X] No
                                     1 of 10

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                              AS OF AUGUST 31, 1997

                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                                $   924,282
  Receivables, net                                                             288,799
  Prepaid expenses and other                                                    89,199
                                                                           -----------
      Total current assets                                                   1,302,280
Property and equipment, net                                                    215,729
Deferred debenture issuance costs, net                                             600
Deposits                                                                       247,913
                                                                           -----------
      Total Assets                                                         $ 1,766,522
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                                         $   593,292
  Accrued expenses-
      Compensation                                                              50,341
      Other                                                                     41,773
  Convertible subordinated debentures                                          189,000
      Less unamortized debenture discount                                         (635)
  Notes payable to stockholders                                                160,000
  Deferred income                                                               15,118
                                                                           -----------
      Total current liabilities                                              1,048,889

Accrued rent                                                                    86,953
                                                                           -----------
      Total liabilities                                                      1,135,842
                                                                           -----------
Stockholders' equity:
  Preferred stock $.01 par value, authorized
    12,000,000 shares:
      $100 Class A, nonvoting cumulative  convertible  preferred stock, Series 1, $.01 par  value;  authorized 1,000,000
        shares;  none  issued  and outstanding (liquidation preference
        of $100 per share)                                                        --
      $10 Class A, nonvoting cumulative convertible preferred stock,
        Series 2, $.01 par value;  authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation preference of
        $10 per share)                                                           3,882
      Class A, voting cumulative convertible preferred stock,
        Series 3, $.01 par value; authorized 100,000 shares; none issued
        and outstanding (liquidation preference of $100 per share)                --
    Common stock of $.01 par value, authorized
      20,000,000 shares; 4,100,420 shares issued and outstanding                41,004
    Additional paid-in capital                                               9,949,158
    Accumulated deficit                                                     (9,363,364)
                                                                           -----------
      Net stockholders' equity                                                 630,680
                                                                           -----------
                                                                           $ 1,766,522
                                                                           ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 1997 AND 1996
                                   (Unaudited)

                                               Quarters Ended
                                          August 31      August 31
                                         --------------------------
                                             1997           1996
                                         -----------    -----------

Service revenues:
  Administration fees                    $ 1,364,712    $   912,084
  Buying group sales                         418,530        388,629
  Provider fees                               26,466         34,051
  Other                                        1,504         14,277
                                         -----------    -----------

    Total service revenues                 1,811,212      1,349,041

Cost of services                           1,382,649        888,809
                                         -----------    -----------

    Income from services                     428,563        460,232

General and administrative expenses          227,139        254,965

Selling and marketing expenses               143,260        166,384
                                         -----------    -----------

    Income from operations                    58,164         38,883

Non-operating income (expense):
  Other income                                 1,710           --
  Interest income                              8,753          6,238
  Interest expense                            (7,385)        (7,385)
                                         -----------    -----------

    Net non-operating income (expense)         3,078         (1,147)
                                         -----------    -----------

    Net income                           $    61,242    $    37,736
                                         ===========    ===========

Net income per common share              $      (.00)   $      (.01)
                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 1997 AND 1996
                                   (Unaudited)

                                                        Quarters Ended
                                                       1997         1996
                                                    ---------    ---------
Cash flows from operating activities:
  Net income                                        $  61,242    $  37,736
                                                    ---------    ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      25,609       41,634
    Provision for losses on accounts receivable          --           (154)
    Changes in assets and liabilities:
      Decrease in receivables                          51,557       74,371
      Decrease in prepaid expenses                     10,317       11,112
      (Increase) in other assets                      (48,775)        --
      Increase (Decrease) in accounts payable         128,917       (2,496)
      (Decrease) in accrued expenses                  (50,298)     (20,291)
      (Decrease) in deferred income                    (8,114)      (9,035)
      (Decrease) Increase in accrued rent              (5,091)       4,114
                                                    ---------    ---------
        Total adjustments                             104,122       99,255
                                                    ---------    ---------

        Net cash provided by operating activities     165,364      136,991
                                                    ---------    ---------

Cash flows from investing activities:
  Purchases of property and equipment                 (58,617)     (62,582)
                                                    ---------    ---------

        Net cash used in investing activities         (58,617)     (62,582)
                                                    ---------    ---------

Cash flows from financing activities:
                                                    ---------    ---------
        Net cash used in financing activities            --           --
                                                    ---------    ---------

        Net increase in cash and cash equivalents     106,747       74,409

Cash and cash equivalents at beginning of period      817,535      436,083
                                                    ---------    ---------

Cash and cash equivalents at end of period          $ 924,282    $ 510,492
                                                    =========    =========

Supplemental information:
-------------------------

    Interest paid during the period:
    Debentures                                           --           --
    Notes payable to stockholders                        --           --

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1996
                                   (Unaudited)

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

     The results of operations for the period ended August 31, 1997, are not necessarily indicative of the results to be expected for any other period or the complete fiscal year.

2. For the quarter ended August 31, 1997, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 for the quarter) by the weighted average number of common shares outstanding during the period. (See Exhibit 11)

Item 2 Management's Discussion and Analysis or Plan of Operations For the Quarters Ended August 31, 1997 and 1996

The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, adequacy of capital allocation for debentures, sustained viability of the Company, continued positive cash flows and increased marketability of the Company, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, demand for services, stability of costs, retention of sponsors and cardholders enrolled in the Company's benefit programs, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

The Company derives its administration fee revenue from plan Sponsors who customarily pay a set fee per member per month. There are arrangements with certain Sponsors to pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying group revenues are recorded as the total amount billed to participating Providers. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating providers under certain plans.

Results of Operations:
----------------------

The Company's total service revenues totaled $1,811,212 for the quarter ended August 31, 1997, compared to $1,349,041 for the same period in fiscal 1996, representing a increase of $462,171 (34%). The increase is principally due to the addition of a vision plan Sponsor who added approximately 95,000 cardholders during January 1997 and a second vision plan Sponsor who added approximately 130,000 cardholders during July 1997.

Past and future revenues in all lines of business are directly related to the number of cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit is funded in part or whole by the plan Sponsor. A substantial portion of the Company's cardholder base is derived from a limited number of sponsors.

Administration fees from the Company's vision and hearing programs accounted for $1,057,207 (58%) and $535,342 (40%) of total service revenues during the quarters ended August 31, 1997 and 1996, respectively. There were approximately 579,000 vision and 7,000 hearing cardholders as of August 31, 1997, compared to approximately 356,000 vision and 82,000 hearing cardholders as of August 31, 1996. The increase in vision and hearing revenue during the current quarter was the result of the two new vision plan Sponsors mentioned above. The decrease in hearing cardholders was largely due to the discontinuation of services for two hearing plan Sponsors with approximately 70,000 total cardholders. The loss of hearing cardholders did not have a material impact on total service revenues. The other changes in the number of vision and hearing cardholders were due to Sponsors' employee or Member fluctuations. Vision provider fee revenue declined by $7,585 (22%) during the quarter ended August 31, 1997, as compared to the same period in fiscal 1996 due in part to a modification of the Company's agreements with its Providers in response to competitive pressures. Under the modified agreement, for new Sponsors, the Providers are not required to pay a fee based on gross sales to that Sponsor's Members.

Administration fees from the Company's dental program accounted for $297,389 (16%) and $409,891 (30%) of total service revenues during the quarters ended August 31, 1997 and 1996, respectively. There were approximately 124,000 and 112,000 dental cardholders as of August 31, 1997 and 1996, respectively. The Company's dental program revenue has decreased while the number of dental cardholders has increased due to pricing differences among the different plan benefits, as discussed above. The changes in the number of dental cardholders were due to Sponsors' Member and employee fluctuations.

The Company makes available to its Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $418,530 (23%) and $388,629 (29%) for the quarters ended August 31, 1997 and 1996, respectively.

The cost of services increased by $493,840 (56%) to $1,382,649 during the quarter ended August 31, 1997 from $888,809 during the quarter ended August 31, 1996. These costs relate to servicing cardholders, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services during the current quarter was primarily due to the payment of benefits for Members of the new plan Sponsors of approximately $432,000, which did not exist in the prior year, and an increase of other benefit payments for other plans of approximately $53,000. The Company's cost of services increased as a percentage of total service revenues due to a shift in product mix from discount to managed care programs which have greater associated costs due to additional customer service and claims payment functions.

General and administrative expenses were $227,139 during the quarter ended August 31, 1997, which represents a decrease of $27,826 (11%) compared to the same period in fiscal 1996. The decrease in general and administrative expenses in the quarter ended August 31, 1997 as compared to the same period in fiscal 1996 is due to a decrease in personnel involved in the accounting and finance functions, a decrease in rent expense resulting from the sublease of excess office space, and a decrease in depreciation expense as the Company abandoned a significant portion of software prior to the start of the current quarter.

Selling and marketing expenses were $143,260 during the quarter ended August 31, 1997, representing a decrease of $23,124 (14%) from the same period in the prior year. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The decrease in expenses during the current period was primarily due to a decrease in personnel involved in the Company's sales and marketing activities. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the functions internally.

Liquidity and Capital Resources
-------------------------------

The Company  had cash and cash  equivalents  of $924,282 as of August 31,  1997, compared to $817,535 as of May 31, 1997. The increase of $106,747 was due primarily to the Company's ability to reduce expenses, increase timely collections of accounts receivable and advantageously time payments to vendors during the quarter. The Company is maintaining its policy of paying vendors on a net 45 day basis and continues to be current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for at least the next twelve months.

During the first quarter of fiscal 1998 the Company entered into an agreement with a third party to develop new software systems. The cost of the project, including necessary hardware, of approximately $250,000 will be financed through cash from operations.

As of August 31, 1997, the Company had $593,292 of Accounts Payable, compared to $218,412 in the prior fiscal year. The increase is predominately due to reserves for claims of $286,472 in the current year for the two new Sponsors, for claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is conservative and adequate.

As of August 31, 1997, the Company had $189,000 of Convertible Subordinated Debentures, less $635 of unamortized discount, due December 1, 1997 and $160,000 of subordinated notes payable to stockholders due March 18, 1998. The Company has allocated the required capital to repay the debenture holders upon maturity and has reported the amount on the Balance Sheet in cash and cash equivalents.

The Company signed a new lease agreement for office space during the first quarter of fiscal 1998, and is scheduled to move the weekend of October 17, 1997. The Company's new office lease agreement is expected to reduce monthly rent expense by approximately $6,000 as compared to the monthly rent expense paid for the prior office space, which has been subleased at a rate at least equal to the Company's expense.

                            PART II OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in October 1997, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,747,340 as of September 30, 1997.

Item 5.  Other Information

     Effective October 17, 1997, the Company will move its principal executive offices to:

               3724 North Third Street
               Suite 300
               Phoenix, Arizona  85012
               (602) 241-3400

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are being filed with this report:

     11    Statement re:  Computation of Per Share Earnings
     27    Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AVESIS INCORPORATED
                         -------------------------------
                                  (Registrant)



Date:        October 13, 1997                   /s/ Neal A. Kempler
     ------------------------           ----------------------------------------
                                        Neal A. Kempler, Vice President
                                        and Secretary



Date:        October 13, 1997                   /s/ Joel H. Alperstein
     ------------------------           ----------------------------------------
                                        Joel H. Alperstein, Director of Finance
                                        (Principal Financial Officer)
                                      -10-