Form 10QSB
period 1997-11-30
AVESIS INC
filed 1998-01-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
   X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   -   OF 1934

       For the quarterly period ended             November 30, 1997
                                      ----------------------------------------


   _   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                  to
                                      ----------------    -----------------

                     Commission File Number          0-15304
                                           -------------------------


                               AVESIS INCORPORATED
    ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Delaware                                     86-0349350
    --------------------------------         --------------------------------
    (State or other jurisdiction of
      incorporation or organization)         (IRS Employer Identification No.)


         3724 North Third Street, Suite 300       Phoenix, Arizona  85012
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                       -----------------------------------
                           (Issuer's telephone number)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes X   No
       ---    ---

    The number of outstanding shares of the registrant's Common Stock on January 10, 1998 was 4,061,420.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
    (Check One)        Yes    X  No
                   ---       ---
                                     1 of 10

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                NOVEMBER 30, 1997
                                   (Unaudited)

                                                ASSETS
                                                ------
Current assets:
    Cash and cash equivalents                                                             $   759,660
    Receivables, net                                                                          346,543
    Prepaid expenses and other                                                                287,885
                                                                                          -----------
         Total current assets                                                               1,394,088
    Property and equipment, net                                                               379,329
    Deferred debenture issuance costs, net                                                        150
    Deposits and other assets                                                                 259,900
                                                                                          -----------
                                                                                          $ 2,033,467
                                                                                          ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
    Accounts payable                                                                      $   768,645
    Accrued expenses-
       Compensation                                                                            49,458
       Rent                                                                                    26,829
       Other                                                                                   23,862
    Capital lease, short-term                                                                  10,288
    Notes payable to stockholders                                                             160,000
    Convertible subordinated debentures                                                       189,000
    Less unamortized debenture discount                                                          (159)
    Deferred income                                                                             7,301
                                                                                          -----------
           Total current liabilities                                                        1,235,224
Accrued rent                                                                                   77,749
Capital lease, long-term                                                                       36,102
                                                                                          -----------
           Total liabilities                                                                1,349,075
                                                                                          -----------

Stockholders' equity:
    Preferred stock $.01 par value, authorized
      12,000,000 shares:
        $100 Class A, nonvoting cumulative convertible preferred
         stock, Series 1, $.01 par value; authorized 1,000,000
         shares; none issued and outstanding (liquidation preference
         of $100 per share)                                                                 - - - - -
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value; authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                         3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                         - - - - -
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,090,420 shares issued and outstanding                             40,904
    Additional paid-in capital                                                              9,946,758
    Accumulated deficit                                                                    (9,307,152)
                                                                                          -----------
           Net stockholders' equity                                                           684,392
                                                                                          -----------
                                                                                          $ 2,033,467
                                                                                          ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                           Quarters Ended                        Six Months Ended
                                     November 30     November 30            November 30    November 30
                                    ----------------------------           ----------------------------
                                         1997            1996                  1997            1996
                                    -------------   ------------           ------------   -------------
Service revenues:
    Administration fees             $   1,553,780   $    764,385           $  2,918,492   $   1,676,469
    Buying group sales                    387,079        370,892                805,609         759,521
    Provider fees                          28,330         34,284                 54,796          68,336
    Other                                   1,103         30,701                  2,607          44,978
                                    -------------   ------------           ------------   -------------

       Total service revenues           1,970,292      1,200,262              3,781,504       2,549,303

Cost of services                        1,467,039        875,251              2,849,689       1,764,060
                                    -------------   ------------           ------------   -------------

       Income from services               503,253        325,011                931,815         785,244

General and administrative expenses       230,608        251,979                457,748         506,944

Selling and marketing expenses            189,824        124,566                333,084         290,951
                                    -------------   ------------           ------------   -------------

     Income (loss) from operations         82,821        (51,534)               140,983         (12,651)
                                    -------------   -----------            ------------   -------------

Non-operating income (expense):
    Other income (expense)                (25,373)           (79)               (23,662)            (79)
    Interest income                         8,664          5,995                 17,417          12,233
    Interest expense                       (7,776)        (7,359)               (15,161)        (14,744)
    Gain/(loss) on asset disposal          (2,124)           -0-                 (2,124)            -0-
                                    -------------   ------------           ------------   -------------

     Net non-operating income
     (expense)                            (26,609)        (1,443)               (23,530)         (2,590)
                                    -------------   ------------           ------------   -------------

     Net income (loss)              $      56,212   $    (52,977)          $    117,453   $     (15,241)
                                    =============   ============           ============   =============

Net income (loss) per common
share                               $       (0.01)  $      (0.03)          $      (0.01)  $       (0.05)
                                    =============   =============          ============   =============

Weighted average common
shares and equivalents
outstanding                             4,097,673      4,100,420              4,099,054       4,100,420
                                    =============   ============           ============   =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                        1997              1996
                                                                   -------------      ------------
Cash flows from operating activities:
    Net income                                                     $     117,453      $    (15,241)
                                                                   -------------      ------------
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                       54,937            84,542
      Loss on fixed asset disposal                                         2,124               -0-
      Provision for losses on accounts receivable                            -0-              (149)
      Changes in assets and liabilities:
        (Increase) decrease in receivables                                (6,187)           83,349
        (Increase) decrease in prepaid expenses                         (174,271)           36,158
        (Increase) decrease in other assets                              (74,861)              -0-
        Increase in accounts payable                                     304,268            55,175
        (Decrease) in accrued expenses                                   (69,092)           (2,683)
        (Decrease) in deferred income                                    (15,930)           (5,991)
        Increase in accrued rent                                          12,534             4,899
                                                                   -------------      ------------
             Total adjustments                                            33,522           255,300
                                                                   -------------      ------------

        Net cash provided by operating activities                        150,975           240,059
                                                                   -------------      ------------

Cash flows from investing activities:
    Proceeds from dispositions of property and equipment                   5,000               -0-
    Purchases of property and equipment                                 (257,740)          (70,939)
                                                                   -------------      ------------
        Net cash (used in) investing activities                         (252,740)          (70,939)
                                                                   -------------      ------------

Cash flows from financing activities:
    Capital lease                                                         48,002               -0-
    Repayment of capital lease                                            (1,612)              -0-
    Repurchase of capital stock                                           (2,500)              -0-
                                                                   -------------      ------------
        Net cash provided by financing activities                         43,890               -0-
                                                                   -------------      ------------

        Net (decrease) increase in cash and cash equivalents             (57,875)          169,120

Cash and cash equivalents, beginning of period                           817,535           436,083
                                                                   -------------      ------------

Cash and cash equivalents, end of period                           $     759,660      $    605,203
                                                                   =============      ============




Supplemental information:
-------------------------

(a) Interest paid during the period -
    Debentures                                                             8,978               -0-
    Notes payable to stockholders                                            -0-               -0-

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996
                                   (Unaudited)


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

    The results of operations for the period ended November 30, 1997, are not necessarily indicative of the results to be expected for any other period or the complete fiscal year.


2. For the quarter and six months ended November 30, 1997, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $174,684 for the quarter and six months, respectively) by the weighted average number of common shares outstanding during the period. (see Exhibit 11)

Item 2   Management's Discussion and Analysis or Plan of Operation
         For the Quarter and Six Months Ended November 30, 1997 and 1996

The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash for continuing operations, adequacy of reserves for claims, sustained viability of the Company and continued positive cash flows constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon assumptions that involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, demand for services, stability of costs, retention of sponsors and cardholders enrolled in the Company's benefit programs, and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

Avesis Incorporated, a Delaware corporation (together with its subsidiary, the "Company"), incorporated in June 1978, markets and administers vision, hearing, dental and chiropractic managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members" or "Cardholders"), who are enrolled through various Sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as ophthalmologists, optometrists, opticians, hearing specialists, dentists and chiropractors ("Providers").

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


Results of Operations:
----------------------

The Company's total service revenues totaled $1,970,292 and $3,781,503 for the quarter and six months ended November 30, 1997, compared to $1,200,262 and $2,549,303 for the same periods in the prior year, representing an increase of $770,030 (64%) and $1,232,200 (48%), respectively. The increase is principally due to the addition of a vision plan Sponsor who added approximately 95,000 Cardholders during January 1997 and a second vision plan Sponsor who added approximately 130,000 Cardholders during July 1997. As of November 30, 1997, these two Sponsors have approximately 233,000 Cardholders.

Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Cardholder base is derived from a limited number of Sponsors.

The Company's administration fees from vision and hearing programs accounted for $1,228,662 (62%) and $472,706 (39%) of total service revenues for the quarters ended November 30, 1997 and 1996, respectively, and $2,285,869 (60%) and $973,997 (38%) of total service revenues for the six months ended November 30, 1997 and 1996, respectively. There were approximately 629,000 vision and 6,600 hearing cardholders as of November 30, 1997, compared to approximately 328,000 vision and 40,000 hearing cardholders as of November 30, 1996. The increase in vision and hearing revenue during the current quarter and six months was the result of the two new vision plan Sponsors mentioned above. The decrease in hearing cardholders was largely due to the discontinuation of services for one hearing plan Sponsor with approximately 32,000 total cardholders. The loss of hearing cardholders did not have a material impact on total service revenues. The other changes in the number of vision and hearing cardholders were due to Sponsors' employee or Member fluctuations in the normal course of business.

Vision provider fee revenue declined by $5,954 (17%) and $13,540 (20%) during the quarter and six months ended November 30, 1997, as compared to the same periods in fiscal 1996 largely due to a modification of the Company's agreements with its Providers in response to competitive pressures. Under the modified agreement, for new Sponsors, the Providers are not required to pay a fee based on gross sales to that Sponsor's Members.

Administration fees from the Company's dental program accounted for $324,847 (16%) and $290,778 (24%) of total service revenues during the quarters ended November 30, 1997 and 1996, respectively and $622,236 (16%) and $700,669 (27%)
of total service revenues during the six months ended November 30, 1997 and 1996, respectively. There were approximately 127,000 and 72,000 dental cardholders as of November 30, 1997 and 1996, respectively. The Company's dental program revenue has increased during the current quarter compared to the same period in the prior fiscal year, and the number of dental cardholders has increased. Due to pricing differences among the different plan benefits, as discussed above, revenue did not increase at a rate proportional to the increase of cardholders, which accounted for the decrease in revenue in the current six month period. The changes in the number of dental cardholders were due to two new Sponsors and significant increases in two other Sponsors' Members.

The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues accounted for $387,079 (20%) and $370,892 (31%) of total service revenues for the quarters ended November 30, 1997 and 1996, respectively, and $805,609 (21%) and $759,521 (30%) of total service revenues for the six months ended November 30, 1997 and 1996, respectively.

Cost of services were $1,467,039 (74%) and $875,251 (73%) for the quarters ended November 30, 1997 and 1996, respectively, and $2,849,689 (75%) and $1,764,060
(69%) for the six months ended November 30, 1997 and 1996, respectively. These costs relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in cost of services was primarily due to the payment of benefits for Members of the new plan Sponsors of approximately $549,000 and $981,000, for the quarter and six months ended November 30, 1997, which did not exist in the prior year. The Company's cost of services increased as a percentage of total service revenues due to a shift in product mix from discount to managed care programs which have greater associated costs due to additional customer service and claims payment functions.

General and administrative expenses were $230,608 (12%) and $251,979 (21%) for the quarters ended November 30, 1997 and 1996, respectively, and $457,748 (12%) and $506,944 (20%) for the six months ended November 30, 1997 and 1996, respectively. The decrease in general and administrative expenses in the quarter and six months ended November 30, 1997, as compared to the same periods in fiscal 1996 is due to a decrease in rent expense resulting from the relocation of the Company's principal office and a decrease in depreciation expense as the Company abandoned a significant portion of software prior to the start of the current year.

Selling and marketing expenses were $189,824 (10%) and $124,566 (10%) for the quarters ended November 30, 1997 and 1996, respectively, and $333,084 (9%) and $290,951 (11%) for the six months ended November 30, 1997 and 1996, respectively. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The increase in expenses during the current period was primarily due to the addition of personnel involved in the Company's sales and marketing activities and the increase of commissions directly related to the Company's increased administrative fee revenues. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the functions internally. Effective March 18, 1998, the cash compensation paid to National Health Enterprises will increase by $50,000 per year to $250,000 per year.

Other expense of $25,373 for the quarter ended November 30, 1997 includes the write-off of unamortized moving expenses of $25,835 related to the Company's previous relocation of the principal office. The Company capitalized $14,588 of moving expenses, included in deposits and other assets, related to the relocation of the Company's principal office during October 1997, which will be amortized over the five year life of the current lease agreement.

Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $759,660 as of November 30, 1997, compared to $817,535 as of May 31, 1997. The decrease of $57,875 was due primarily to the Company's financing of the development of new software systems, and the purchase of necessary new computer hardware, from cash provided by operations. As of November 30, 1997, the Company had paid approximately $170,000 for software development and related hardware of the projected total of $250,000. The project is anticipated to be completed and operational by the end of the Company's fiscal year. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for at least the next twelve months.

As of November 30, 1997, the Company had $768,645 of Accounts Payable, compared to $279,085 in the prior fiscal year. The increase is predominately due to reserves for claims of $375,500 in the current year for the two new Sponsors for claim reimbursements to Providers who participate in their managed care programs. The Company believes this reserve is conservative and adequate. The remaining increase in Accounts Payable was due to the timing of invoices received in the normal course of business. The Company is current and in good standing with its vendors.

As of November 30, 1997, the Company had $189,000 of Convertible Subordinated Debentures, less $159 of unamortized discount, due December 1, 1997 and $160,000 of subordinated notes payable to stockholders due March 18, 1998. The Company has transmitted the required funds to the Trustee for payment of the Debentures and has reflected the transaction as a prepaid current asset on the Balance Sheet as of November 30, 1997.

                            PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

(b) The Company determined not to pay the quarterly dividend otherwise scheduled for payment in January 1998, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The arrearage is $1,805,568 as of November 30, 1997.

Item 4.  Submission to Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of the Company was held on December 17, 1997.

(c)     There was one matter voted upon at the meeting, as follows:

             The following nominees were elected for one-year terms as directors of the Company:

                  William R. Cohen       William L. Richter      Gerald L. Cohen
                  Samuel A. Oolie        Kenneth L. Blum, Sr.

             The results of voting for each nominee were as follows:
                  Number of votes cast for:              2,906,377
                  Number of votes cast against:            106,361
                  Number of abstentions                          0
                  Number of non-votes                            0

Item 5.  Other Information - Retirement of Stock Information

        On November 5, 1997, the Company bought back and retired 10,000 shares of common stock, reducing total outstanding shares to 4,090,420 as of November 30, 1997. On December 16, 1997 and January 5, 1998 the Company bought back and retired 17,000 and 12,000 common shares, respectively, reducing total outstanding common shares to 4,061,420.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1997. A report on Form 8-K dated December 12, 1997 was filed to disclose, under Item 5 - Other Events, the extension and amendment of the Company's Management Agreement with National Health Enterprises.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
               - - - - - - - - - - - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:     1/14/98                                  /s/ Neal A. Kempler
                                         ---------------------------------------
                                         Neal A. Kempler, Vice President
                                         and Secretary



Date:     1/14/98                                 /s/ Joel H. Alperstein
                                         ---------------------------------------
                                         Joel H. Alperstein, Director of Finance
                                         and Treasurer
                                         (Principal Financial Officer)

                                  Exhibit Index
                                       To
                               Avesis Incorporated
               Form 10-QSB for the Quarter Ended November 30, 1997


Exhibit No.    Description
-----------    -----------

11             Statement re: Computation of per Share Earnings    Filed herewith

27             Financial Data Schedule                            Filed herewith