Form 10QSB
period 1998-02-28
AVESIS INC
filed 1998-04-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


(Mark One)
    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            February 28, 1998
                                            ------------------------------------


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                        to
                                         ---------------------    --------------

                        Commission File Number         0-15304
                                               -------------------------

                               AVESIS INCORPORATED
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                       86-0349350
----------------------------------            ----------------------------------
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)


    3724 North Third Street, Suite 300        Phoenix, Arizona 85012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         The number of outstanding shares of the registrant's Common Stock on March 11, 1998 was 4,021,126.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One)       Yes    |X|    No
                                     1 of 10

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                                       $     797,820
    Receivables, net                                                                      377,399
    Prepaid expenses and other                                                            109,916
                                                                                    -------------
         Total current assets                                                           1,285,135
Property and equipment, net                                                               423,129
Deposits and other assets                                                                 258,296
                                                                                   --------------
                Total Assets                                                        $   1,966,560
                                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                                $     855,424
    Accrued expenses-
       Compensation                                                                        41,196
       Rent                                                                                30,158
       Other                                                                               23,251
    Capital lease, short-term                                                              10,288
    Notes payable to stockholders                                                         160,000
    Deferred income                                                                        16,950
                                                                                    -------------
           Total current liabilities                                                    1,137,267
Accrued rent                                                                               68,544
Capital lease, long-term                                                                   33,652
                                                                                    -------------
           Total liabilities                                                            1,239,463
                                                                                    -------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized
      12,000,000 shares:
        $100 Class A, nonvoting cumulative convertible preferred
         stock, Series 1, $.01 par value; authorized 1,000,000
         shares; none issued and outstanding (liquidation preference
         of $100 per share)                                                             - - - - -
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value; authorized 1,000,000 shares; 388,180 shares issued and outstanding (liquidation preference of
         $10 per share)                                                                     3,882
        Class A, voting cumulative convertible preferred stock,
         Series 3, $.01 par value; authorized 100,000 shares; none issued
         and outstanding (liquidation preference of $100 per share)                     - - - - -
    Common stock of $.01 par value, authorized
        12,000,000 shares; 4,021,126 shares issued and outstanding                         40,211
    Additional paid-in capital                                                          9,929,321
    Accumulated deficit                                                                (9,246,317)
                                                                                    -------------
           Net stockholders' equity                                                       727,097
                                                                                    -------------
                                                                                    $   1,966,560
                                                                                    =============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
  FOR THE QUARTER AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (Unaudited)

                                                      Quarters Ended                          Nine Months Ended
                                                      --------------                          -----------------
                                            February 28,         February 28,        February 28,       February 28,
                                            ------------         ------------        ------------       ------------
                                                 1998                 1997               1998               1997
                                                 ----                 ----               ----               ----
Service revenues:
      Administration fees                  $      1,675,511     $      1,001,962      $  4,594,003     $       2,678,431
      Provider fees                                  32,163               38,885            86,959               107,221
      Buying group                                  392,165              368,344         1,197,774             1,127,865
      Other                                           2,373                7,323             4,980                52,301
                                           -----------------    -----------------    --------------    ------------------
      Total service revenues                      2,102,212            1,416,514         5,883,716             3,965,818

Cost of services                                  1,572,476            1,091,994         4,422,165             2,856,054
                                           -----------------    -----------------    --------------    ------------------

      Income from services                          529,736              324,520         1,461,551             1,109,763

General and administrative expenses                 252,989              250,832           710,736               757,776

Selling and marketing expenses                      219,936              101,340           553,021               392,291
                                           -----------------    -----------------    --------------    ------------------

      Income (loss) from operations                  56,811              (27,652)          197,794               (40,304)
                                           -----------------    -----------------    --------------    ------------------

Non-operating income (expense):
      Other income (expense)                            807            - - - - -           (24,980)                  (79)
      Interest income                                 6,976                6,447            24,394                18,680
      Interest expense                               (3,759)              (7,332)          (18,920)              (22,076)
                                           -----------------    -----------------    --------------    ------------------
      Net non-operating income (expense)              4,024                 (885)          (19,506)               (3,475)
                                           -----------------    -----------------    --------------    ------------------
          Net income (loss)                $         60,835     $        (28,537)    $     178,288     $         (43,779)
                                           =================    =================    ==============    ==================

Net (loss) per common
Share - Basic                                        $(0.01)              $(0.03)           $(0.02)               $(0.07)
                                           =================    =================    ==============    ==================

Net (loss) per common
Share - Diluted                                      $(0.01)              $(0.03)           $(0.02)               $(0.07)
                                           =================    =================    ==============    ==================

Weighted average common
shares and equivalents
outstanding - Basic                               4,065,661            4,100,420         4,088,045             4,100,420
                                           =================    =================    ==============    ==================


Weighted average common
shares and equivalents
outstanding - Diluted                             4,065,661            4,138,220         4,113,245             4,138,220
                                           =================    =================    ==============    ==================

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (Unaudited)

                                                                               1998                  1997
                                                                               ----                  ----
Cash flows from operating activities:
      Net income (loss)                                                   $       178,288       $       (43,779)
                                                                          ----------------      ----------------
      Adjustments to reconcile  net income to net
         cash  provided by in operating activities:
         Depreciation and amortization                                             85,132               127,449
         Loss on fixed asset disposal                                               2,124                     0
         Provision for losses on accounts receivable                               10,000                  (149)
         Changes in assets and liabilities:
            (Increase) in receivables                                             (47,043)             (202,527)
            Decrease in prepaid expenses and other                                  3,698                36,203
            (Increase) decrease in other assets                                   (73,256)                  -0-
            Increase in accounts payable                                          391,045               292,910
            (Decrease) increase in accrued expenses                               (77,966)               10,161
            (Decrease) in deferred income                                          (6,282)               (8,101)
            Increase in accrued rent                                                6,658                 5,683
                                                                          ----------------      ----------------
                Total adjustments                                                 294,110               261,629
                                                                          ----------------      ----------------

                Net cash provided by operating activities                         472,398               217,850
                                                                          ----------------      ----------------

Cash flows from investment activities:
      Purchases of property and equipment                                        (331,424)              (93,722)
      Proceeds from dispositions of property and equipment                          5,000                   -0-
                                                                          ----------------      ----------------

                Net cash used in investing activities                            (326,424)              (93,722)
                                                                          ----------------      ----------------

Cash flows from financing activities:
      Capital lease                                                                48,002                   -0-
      Repayment of capital lease                                                   (4,062)                  -0-
      Repurchase of capital stock                                                 (20,629)                  -0-
      Repurchase of convertible subordinated debentures                          (189,000)                  -0-
                                                                          ----------------      ----------------

                Net cash used in financing activities                            (165,689)                  -0-
                                                                          ----------------      ----------------

                Net (decrease) increase in cash and cash equivalents              (19,715)              124,128

Cash and cash equivalents, beginning of period                                    817,535               436,083
                                                                          ----------------      ----------------

Cash and cash equivalents, end of period                                          797,820               560,211
                                                                          ================      ================



Supplemental information:
-------------------------

(a) Interest paid during the period -
      Debentures                                                                    8,978                 8,978
      Notes payable to stockholders                                                 5,629                 5,629

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                     FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (Unaudited)

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

    The results of operations for the period ended February 28, 1998, are not necessarily indicative of the results to be expected for the complete fiscal year.

2. For the quarter and nine months ended February 28, 1998, loss per common share is computed by dividing net loss, after giving appropriate effect to undeclared preferred stock dividends payable and accrued during the period ($87,342 and $262,026 for the quarter and nine months, respectively) by the weighted average number of common shares outstanding during the period. (See
    Exhibit 11)

Item 2 Management's Discussion and Analysis or Plan of Operations For the Quarters and Nine Months Ended February 28, 1998 and February 28, 1997

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


Results of Operations:
----------------------

The Company's total service revenues totaled $2,102,212 and $5,883,716 for the quarter and nine months ended February 28, 1997, compared to $1,416,514 and $3,965,818 for the same periods in the prior year, representing an increase of $685,698 (33%) and $1,917,898 (33%), respectively. The increase is principally due to the addition of a vision plan Sponsor who added 130,000 Cardholders during July 1997 and the steady increase of Cardholders in a majority of the Company's existing plans.

Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Cardholder base is derived from a limited number of Sponsors. The Company's four largest sponsors accounted for approximately 83% and 59% of the total administration fee revenue for the quarters ended February 28, 1998 and 1997, respectively.

The Company's administration fees from vision and hearing programs accounted for $1,412,283 (67%) and $753,868 (53%) of total service revenues for the quarters ended February 28, 1998 and 1997, respectively, and $3,698,152 (63%) and $1,727,865 (44%) of total service revenues for the nine months ended February 28, 1998 and 1997, respectively. There were approximately 676,000 vision and 6,500 hearing cardholders as of February 28, 1998, compared to approximately 366,000 vision and 40,000 hearing cardholders as of February 28, 1997. The increase in vision and hearing revenue during the current quarter and nine months was largely the result of three vision plan Sponsors who increased Cardholders by approximately 300,000. The decrease in hearing cardholders was largely due to the discontinuation of services for one hearing plan Sponsor with approximately 32,000 total cardholders. The loss of hearing cardholders did not have a material impact on total service revenues. The other changes in the number of vision and hearing cardholders were due to Sponsors' employee or Member fluctuations in the normal course of business.

Vision provider fee revenue declined by $6,722 (17%) and $20,262 (19%) during the quarter and nine months ended February 28, 1998, as compared to the same periods in fiscal 1997 largely due to a modification of the Company's agreements with its Providers in response to competitive pressures. Under the modified agreement, for new Sponsors, the Providers are not required to pay a fee based on gross sales to that Sponsor's Members.

Administration fees from the Company's dental program accounted for $256,312 (12%) and $245,921 (17%) of total service revenues during the quarters ended February 28, 1998 and 1997, respectively and $878,548 (15%) and $946,590 (24%)
of total service revenues during the nine months ended February 28, 1998 and 1997, respectively. There were approximately 129,000 and 80,000 dental cardholders as of February 28, 1998 and 1997, respectively. The Company's dental program revenue has increased during the current quarter compared to the same period in the prior fiscal year, and the number of dental cardholders has increased. Due to pricing differences among the different plan benefits, as discussed above, revenue did not increase at a rate proportional to the increase of cardholders, which accounted for the decrease in revenue in the current nine-month period. The changes in the number of dental cardholders were due to one new Sponsor and significant increases in two other Sponsors' Members.

The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues accounted for $392,165 (19%) and $368,344 (26%) of total service revenues for the quarters ended February 28, 1998 and 1997, respectively, and $1,197,774 (20%) and $1,127,865 (28%) of total service revenues for the nine months ended February 28, 1998 and 1997, respectively.

Card production activity for non-Avesis groups was phased out during the quarter ended February 28, 1997, as the historical revenues generated from this activity were not sufficient to justify the resources expended. Revenues resulting from this activity were recorded by the Company as other service revenues.

Cost of services were $1,572,476 (75%) and $1,091,994 (77%) for the quarters ended February 28, 1998 and 1997, respectively, and $4,422,165 (75%) and $2,856,054 (72%) for the nine months ended February 28, 1998 and 1997, respectively. These costs relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The Company's cost of services for the current fiscal year as compared to the prior fiscal year increased as a percentage of total service revenues due to a shift in product mix from discount to managed care programs which have greater associated costs due to additional customer service and claims payment functions.

General and administrative expenses were $252,989 (12%) and $250,832 (18%) for the quarters ended February 28, 1998 and 1997, respectively, and $710,736 (12%) and $757,776 (19%) for the nine months ended February 28, 1998 and 1997, respectively. The decrease in general and administrative expenses, as a percentage of total service revenues, in the quarter and nine months ended February 28, 1998, as compared to the same periods in fiscal 1997 is due to a decrease in rent expense resulting from the relocation of the Company's principal office, a decrease in depreciation expense as the Company abandoned a significant portion of software prior to the start of the current year, and the increase in total service revenues in fiscal 1998.

Selling and marketing expenses were $219,936 (14%) and $101,340 (7%) for the quarters ended February 28, 1998 and 1997, respectively, and $553,021 (9%) and $392,291 (10%) for the nine months ended February 28, 1998 and 1997, respectively. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The increase in expenses during the current period was primarily due to the addition of personnel involved in the Company's sales and marketing activities and the increase of commissions directly related to the Company's increased administrative fee revenues. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, for a cost lower than the Company incurred when performing the same functions internally. Effective March 18, 1998, the fixed portion of the cash compensation paid to National Health Enterprises will increase by $50,000 per year to $250,000 per year.

Other expense of $24,980 for the nine months ended February 28, 1998 includes the write-off of unamortized moving expenses of $25,835 related to the Company's previous relocation of the principal office. The Company capitalized $14,588 of moving expenses, included in deposits and other assets, related to the relocation of the Company's principal office during October 1997, which will be amortized over the five-year life of the current lease agreement.


Liquidity and Capital Resources
-------------------------------

The Company had cash and cash equivalents of $797,820 as of February 28, 1998, compared to $817,535 as of May 31, 1997. The decrease of $19,715 was due primarily to the Company's financing of the development of new software systems, the purchase of necessary new computer hardware and the retirement of the remaining convertible subordinated debentures outstanding, from cash provided by operations. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for at least the next twelve months.

As of February 28, 1997, the Company had paid approximately $253,000 for software development and related hardware of the projected total of $250,000. The budget overage of approximately $3,000 was a result of additional hardware needs due to the growth of staff. These expenses also would have been incurred on the previous platform and are in the normal course of business. All significant expenses related to the new systems development have been paid as of February 28, 1998. The project is anticipated to be completed and operational by the end of the Company's fiscal year.

As of February 28, 1998, the Company had $855,424 of Accounts Payable, compared to $516,820 in the prior fiscal year. The increase is predominately due to the increase in reserves for claims of $372,500 to $564,348 as of February 28, 1998, for claim reimbursements to Providers who participate in the managed care programs. The Company believes this reserve is conservative and adequate. The remaining change in Accounts Payable was due to the timing of invoices received in the normal course of business. The Company is current and in good standing with its vendors.

As of February 28, 1998, the Company had $160,000 of subordinated notes payable to stockholders that were due and paid on March 18, 1998.

                            PART II OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

(b) Company determined not to pay the quarterly dividend otherwise scheduled for payment in April 1998, on shares of its Series 2 Preferred Stock. The dividend is cumulative. The aggregate and per-share arrearages were $1,892,910 and $4.88, respectively, as of February 28, 1998.

Item 5. Other Information:  Retirement of Stock Information

        As previously disclosed in the Company's Form 10-QSB for the quarter ended November 30, 1997, filed on January 14, 1998, on December 16, 1997 and January 5, 1998 the Company bought back and retired 17,000 and 12,000 common shares, respectively.

        On February 5, 1998 the Company bought back and retired 40,294 shares of common stock, reducing total outstanding shares of common stock to 4,021,126.

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) As previously disclosed in the Company's Form 10-QSB for the quarter ended November 30, 1997, filed on January 14, 1998, A report on Form 8-K dated December 12, 1997 was filed to disclose, under Item 5 - Other Events, the extension and amendment of the Company's Management Agreement with National Health Enterprises.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
               - - - - - - - - - - - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:        4/13/98                                        /s/ Neal A. Kempler
      ----------------------                     -------------------------------
                                                 Neal A. Kempler, Vice President
                                                 and Secretary



Date:        4/13/98                                     /s/ Joel H. Alperstein
      ----------------------                     -------------------------------
                                                 Joel H. Alperstein, Director
                                                 of Finance and Treasurer
                                                 (Principal Financial Officer)

                                  Exhibit Index
                                       To
                               Avesis Incorporated
               Form 10-QSB for the Quarter Ended February 28, 1998


Exhibit No.  Description
-----------  -----------

11           Statement re:  Computation of per Share Earnings     Filed herewith

27           Financial Data Schedule                              Filed herewith