Form 10KSB40
period 1998-05-31
AVESIS INC
filed 1998-08-26
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended May 31, 1998 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               -----------    ------------
Commission File Number: 0-15304

                               AVESIS INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                           86-0349350
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

3724 North Third Street, Suite 300
Phoenix, Arizona                                                85012
-------------------------------                               ----------
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

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   [X]   No   [ ]

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  State  issuer's  revenues  for its most  recent  fiscal  year:
$8,336,631.

                  The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on August 24, 1998 was $400,990. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                  The number of outstanding shares of the registrant's Common Stock on August 24, 1998 was 8,243,185.

                  Transitional Small Business Disclosure Format (check one):

                                                     Yes  [ ]   No  [X]

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                             YEAR ENDED MAY 31, 1998

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page

ITEM l.    Description of Business ...........................................1
ITEM 2.    Description of Properties .........................................6
ITEM 3.    Legal Proceedings .................................................7
ITEM 4.    Submission of Matters to a Vote of
           Security Holders ..................................................7

                                     PART II
                                     -------

ITEM 5.    Market for Common Equity and
           Related Stockholder Matters .......................................8
ITEM 6.    Management's Discussion and Analysis or Plan
           of Operation......................................................12
ITEM 7.    Financial Statements .............................................16
ITEM 8.    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure ...........................17

                                    PART III
                                    --------

ITEM 9.    Directors, Executive Officers, Promoters,
           and Control Persons; Compliance with Section 16(a)
           of the Exchange Act ..............................................17
ITEM 10.   Executive Compensation ...........................................21
ITEM 11.   Security Ownership of Certain Beneficial
           Owners and Management ............................................22
ITEM 12.   Certain Relationships and Related Transactions....................25
ITEM 13.   Exhibits and Reports on Form 8-K .................................27
SIGNATURES ..................................................................28

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                  Avesis Incorporated, a Delaware corporation (together with its subsidiary, Avesis of Washington, D.C., Inc., the "Company"), incorporated in June 1978, markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various Sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as opticians, optometrists, ophthalmologists, dentists, chiropractors and hearing specialists ("Providers").

Administration fee and provider fee revenue has been derived from the product lines in the following proportions:

                                          Fiscal Years Ended May 31,
                                          --------------------------
                                             1998           1997
                                             ----           ----

Vision and Hearing Programs                   80%             69%
Dental Program                                20%             31%
Chiropractic Program                            0%             0%

VISION PROGRAM

                  The Company offers provider networks and administrative services for group vision programs. Its Vision Program is designed to provide savings by reducing the cost of eye examinations and vision products (frames, eyeglass lenses and contact lenses).

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

                  The  table  below  sets  forth  the  approximate   numbers  of
Providers and Members enrolled in the Vision Program at the dates indicated:

                     Date          Number of     Number of        Number of
                     ----          Providers      States           Members
                                   ---------      ------           -------
                  May 31, 1998       4,550          48             649,000
                  May 31, 1997       3,220          48             385,000

Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and generally do not include eligible spouses and children of Members.

                  The Company administers a buying group for vision Providers so that they may take advantage of volume buying discounts for eyeglass frames. The Company has entered into arrangements with certain frame manufacturers that enable Providers to obtain frames at prices below wholesale. The Company is billed directly by the frame manufacturers and is responsible for the billing and collection of amounts due from the Providers. The Company receives a discount, above the amount given to the Providers, by the frame manufacturers to pay for the cost of administering the buying group program. Providers are not obligated to purchase from designated suppliers.

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

DENTAL PROGRAM

                  The Company establishes and maintains dental Provider networks that it also makes available to Sponsors. Fees charged to Members by Providers are based upon panel fee schedules that the Providers have agreed to accept. Similar to the Vision Program, the Company's dental program (the "Dental Program") is offered both for Members who are themselves responsible for paying 100% of the costs of their care to their Providers, and for Programs under which the Sponsor assumes the obligation of paying Providers (or reimbursing Members) for the agreed-upon costs of specified care. Revenues from the Dental Program principally are derived in the same manner as the Vision Program.

                  The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

                     Date          Number of     Number of        Number of
                     ----          Providers      States           Members
                                   ---------      ------           -------

                   May 31, 1998      10,683         43             123,000
                   May 31, 1997      11,082         43             118,000

Included in the number of providers in the table above as of May 31, 1998 and 1997 are 5,553 and 6,180 providers, respectively, who participate in a third party's Provider network. The Company has a network rental agreement that allows Members to utilize the services of the third party's Provider network.

See also Item 6 - "Management's Discussion and Analysis or Plan of Operation."

CHIROPRACTiC PROGRAM

                   The Company has developed a program for the delivery of chiropractic services. Members pay reduced fees to the Provider for history and physical examinations, spinal manipulation, non-manual procedures, physiotherapy, acupuncture and additional care. The Company derived its first revenues from the chiropractic program in the first quarter of fiscal 1997. Although the Company has not generated significant revenues from the
Chiropractic Program, the Program is important as it enables the Company to offer to Sponsors a complete line of ancillary benefits.

PROVIDER NETWORKS

                  The Company usually contracts with Providers to provide services simultaneously with the plan Sponsor's development of a membership base in a geographic area; however, some Providers are enlisted in expansion areas where there currently is little or no membership base. The Programs supplement the practices of Providers by enabling them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Member patients, the incremental revenues from Member patients can be an important source of revenue to Providers. There can be no assurance that Providers will continue to participate in the Programs even if their participation results in such an increase in revenues since the portion of their practices derived from the Programs may become less profitable than other aspects of their practices.

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

MARKETING

                  The Company markets nationally to potential Sponsors that have or have access to a large number of potential Members. Marketing is done through the efforts of the Company's sales personnel and unaffiliated insurance brokers, general agents and employee benefit consultants compensated on a commission basis. Substantial marketing services are also provided through National Health Enterprises, Inc. ("NHE"). See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc." See also Item 6 - "Management's Discussion and Analysis or Plan of Operations - Results of Operations."

                  The Company's sales and marketing personnel market the full range of the Company's products and services. The Company believes that offering a range of products and services in multiple product lines differentiates it from its competitors and enables it to offer a more comprehensive solution to its customers' benefits needs.

                  Three major customers accounted for 28%, 15% and 10% of total service revenues in fiscal 1998 and three major customers accounted for 17%, 15% and 14% in fiscal 1997. The Company is substantially dependent on a limited number of customers and will be materially adversely affected by termination of its agreements with such customers.

COMPETITION

                  The Company competes for potential Sponsors, Members and Providers, depending on the geographic area or market, with various provider organizations, health maintenance organizations and health care membership programs. Most of these competitors have significantly greater financial, marketing and administrative resources than the Company. The Company believes it has a competitive advantage as it is able to offer a full line of ancillary benefits while substantially all of its competitors concentrate on one benefit line.

REGULATION

                  Certain   registration  and  licensing  laws  and  regulations
(including those applicable to third party administrators, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may impact the Company. The Company believes that it is in compliance with such laws and regulations as they are currently interpreted and applicable to the Company. However, there can be no assurance that changes in interpretation will not occur in the future or that existing laws and regulations will not be broadened. In any such event, the Company could be required to effect registration in various additional states and/or post substantial fidelity or surety bonds in connection therewith. Alternatively, the Company may be required to alter its services, modify its contractual arrangements with Sponsors, Providers and Members, be precluded from providing some or all of its services in some states, or be subject to substantial fines or penalties. Any or all of the foregoing consequences could materially adversely affect the Company.

EMPLOYEES

                  As of August 10, 1998, the Company had 42 full-time and 2 part-time employees, compared to 38 total employees as of August 20, 1997. The Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

                  The Company maintains its executive offices at 3724 North Third Street, Suite 300, Phoenix, Arizona 85012, in space leased from an unaffiliated party. The lease covers approximately 6,700 usable square feet and expires on September 30, 2002.

                  Until  October  1997  the  Company  maintained  its  executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013. The lease agreement covers approximately 13,300 usable square feet of space and expires on September 30, 2000. On October 29, 1996 the Company entered into an agreement to sublease approximately 9,090 usable square feet of space through October 1, 1997 and all 13,300 usable square feet thereafter, until the expiration of the Company's lease agreement. For the years ended May 31, 1998 and 1997, rent expense related to the subleased premises was $159,623 and $25,688, respectively, and sublease rental income was $161,720 and $27,692, respectively.

                  The Company maintains sales and administrative offices at 11460 Cronridge Drive, Suite 118, Baltimore, Maryland 21117 and at 5321 First Place NE, Washington, D.C. 20011. The offices are used pursuant to verbal agreements with the lessees that are terminable at will and are at no cost to the Company. The Company owns and leases various computer , data processing and other office equipment. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                  Market Information. The Company's Common Stock and its $10 Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") Shares are quoted in the over-the-counter market and quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Series 2 Shares and Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during fiscal 1998 and 1997. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                        Series 2 Shares         Common Stock
                                      -------------------    -------------------
                                      Bid Quotation Range    Bid Quotation Range
                                      -------------------    -------------------

   Fiscal Year 1998                      High       Low         High         Low
   ----------------                      ----       ---         ----         ---
   First Quarter ended Aug. 31, 1997    $1.25     $1.25        $0.25     $0.1875
   Second Quarter ended Nov. 30, 1997    1.25      1.00      0.21875     0.15625
   Third Quarter ended Feb. 28, 1998    1.125    1.0625         0.27      0.1875
   Fourth Quarter ended May 31, 1998    1.125     1.125         0.27      0.1875

   Fiscal Year 1997
   ----------------
   First Quarter ended Aug. 31, 1996    $2.75     $2.50      $0.6875      $0.375
   Second Quarter ended Nov. 30, 1996    2.50      1.00       0.4375       0.125
   Third Quarter ended Feb. 28, 1997     1.00      1.00       0.2188       0.125
   Fourth Quarter ended May 31, 1997     1.25      1.00         0.25      0.1875

RECENT EXCHANGE OFFER

                  During fiscal 1998 the Company completed an Exchange Offer which offered one share of its Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, par value $.01 ("Series A Shares"), for each outstanding share of the Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01 ("Series 2 Shares"), of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

                  The Exchange Offer expired on May 27, 1998, and resulted in the tendering of 317,880 (approximately 82%) of the 388,180 outstanding Series 2 Shares for the Series A Shares.

         As of August 24, 1998, there were 6,500 Series 2 Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% of the face value of $10.00 ($0.90 per share). Dividend arrearages on those Series 2 Shares as of July 31, 1998 totaled $34,125 or $5.25 per share. As of August 24, 1998, there were 315,260 Series A Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of $0.3375 per share paid semi-annually. The Series A Share dividends shall accrue through the last day of each semi-annual period and shall be payable to holders of record on the last day of such semi-annual period, commencing June 1, 1998.

                  The exchange of the Series 2 Shares pursuant to the Exchange Offer significantly reduced the number of the Series 2 Shares that trade publicly and the number of holders of such shares and may adversely affect the liquidity and the "pink sheet" market value of remaining shares. At the same time, there is no assurance that any market will develop for the Series A Shares issued pursuant to the Exchange Offer. The Series A Shares were not quoted during fiscal 1998 and quotes are currently not available pursuant to the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board.

                  As of August 24, 1998, there were 8,243,185 shares outstanding of the Common Stock of the Company held by approximately 165 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

                  Dividends. The Company has not paid any dividends on its Common Stock since its inception and does not expect to pay dividends on its Common Stock at any time for the foreseeable future. The Series A Shares are senior in rights to annual dividends and redemptions to the Series 2 Shares. Under the Certificate of Designation for the Series A Shares, no dividends may be paid on the Series 2 Shares or the Common Stock until the Series A Shares have received all current and cumulative dividends and the earliest of any of the following events occur (i) every outstanding share of Series A Shares has been either redeemed or converted, (ii) any time after May 31, 2005, or (iii) the first day of any fiscal year following two consecutive fiscal years in which the Company had net income and net cash flow in each year in excess of $1.5 million and the Company's tangible net equity at the end of the second fiscal year is at least $5 million. Moreover, the terms of the Series 2 Shares provide that as long as any of the Series 2 Shares remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the Common Stock of the Company unless the full dividends on the Series 2 Shares for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof.

                  Recent Sales of Unregistered Securities. On May 27, 1998 the Company's Offer to Exchange one share of Class A, Senior Nonvoting Cumulative Convertible

Preferred Stock, Series A, par value $.01 for each outstanding share of Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01 expired. The Offer resulted in 317,880 of the 388,180 outstanding Series 2 Shares being tendered for the Series A Shares.

                  The Exchange Offer was made by the Company in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 3(a)(9) thereof and under certain state law exemptions. The Company did not pay any commission or other remuneration to any broker, dealer, salesman or other person for soliciting tenders of the Series 2 Shares.

                  Each Series A Share is initially convertible into 10 shares of Common Stock. This conversion ratio is subject to adjustment for any subdivisions, combinations or any other adjustments made to the Company's Common Stock.

                  Subsequent to year-end, on July 30, 1998 the Company's Board of Directors approved a modification providing all outstanding stock option and warrant holders the opportunity to exercise any or all of their vested options and warrants at a discounted exercise price from their original grant, during the period from August 1, 1998 to August 31, 1998. The discounted price was calculated by discounting the stated exercise price of each stock option or warrant by 10% per annum from the expiration date back to August 1998, and rounding the calculated price to the nearest whole cent. The discounted price in no case was allowed to be less than the prevailing market price of the Company's common stock at the time of exercise of the options, defined as the high bid price, and rounded to the nearest whole cent. After August 31, 1998, the modification will expire and all terms will return to the original exercise terms.

                  Pursuant to the revised terms, the following individuals exercised their stock options or warrants as of August 24, 1998, in the following amounts at the following exercise prices per option or warrant:

                         Number of          Number of       Modified Exercise
                          Options           Warrants             Price
                          -------           --------             -----
Option/Warrant Holder
Alan S. Cohn             1,054,750                               $0.31
Alan S. Cohn               700,000                               $0.26
Kenneth L. Blum, Jr.     1,064,750                               $0.31
Kenneth L. Blum, Jr.       700,000                               $0.26
William L. Richter          50,000                               $0.31
William L. Richter                           109,091             $0.31
William L. Richter                            50,909             $0.26
Richter & Co., Inc.         72,500                               $0.31
Richter & Co., Inc.                          163,636             $0.31
Richter & Co., Inc.                           76,364             $0.26
William R. Cohen           100,000                               $0.26

                  The total cash received by the Company from the exercise of the above stock options and warrants was $1,202,656. Of the preceding amount, approximately $400,000 is expected to be used to repurchase all 931,888 shares of the Company's common stock held by the founder of the Company, at a price of $0.43 per share. The excess funds received from these transactions will be used as working capital. The option exercises discussed above, post year-end stock repurchases listed below and repurchase of the 931,888 shares of common stock will increase stockholders' equity by approximately $555,000.

                  Retirement of Stock Information. Subsequent to year-end the Company made the following stock repurchases:

                                     Series A  Series 2    Total Purchase Price
                                     --------  --------    --------------------
       Date           Common Shares   Shares    Shares     including Commissions
       ----           -------------   ------    ------     ---------------------
   June 15, 1998          46,500                                  $ 10,950
   June 24, 1998         123,441       2,620                      $ 45,000
   July 22, 1998                                60,000            $180,000
   July 28, 1998                                 1,000            $  3,000
  August 20, 1998                                2,800            $  8,400

SELECTED FINANCIAL DATA

                  The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB.

                  The selected financial data for each of the five years in the period ended May 31, 1998 have been derived from the Company's audited financial statements. The selected financial data is not required by Form 10-KSB and is included herein as additional information.

                                                      Years Ended May 31,
                              ---------------------------------------------------------------------
Selected Operating Data:          1998          1997           1996           1995         1994(1)
------------------------      -----------   -----------    -----------    -----------   -----------
Operating revenues            $ 8,336,631   $ 5,645,276    $ 6,019,896    $ 6,351,106   $ 4,418,512
Operating expenses              8,010,021     5,739,503      6,106,694      5,986,897     4,620,972
Net income (loss)                 313,875      (190,265)      (124,859)       505,411      (134,550)
Net income (loss) per
common share - Basic (2)(3)           .06          (.13)          (.12)           .02          (.12)

                                                        As of May 31,
                               --------------------------------------------------------------------
Selected Balance Sheet Data:      1998          1997            1996          1995         1994(1)
----------------------------   ----------    ----------     ----------     ----------    ----------

Working capital                $  350,418    $  293,595     $  422,922     $  747,566    $  229,740
Current assets                  1,588,969     1,271,505        864,566      1,242,534       647,522
Total assets                    2,241,705     1,639,389      1,650,527      1,839,377     1,195,831

Current liabilities             1,238,551       977,910        441,644        494,968       417,782
Long term obligations              90,475        92,044        449,183        484,850       423,901
Total liabilities               1,329,026     1,069,954        890,827        979,818       841,683
Total stockholders' equity        912,679       569,435        759,700        859,559       354,148

(1) Reflects a restatement of certain amounts for fiscal 1994 to conform to the 1995, 1996, 1997 and 1998 presentation.

(2) After provision for preferred stock dividends as follows: $63,270 in 1998 (70,300 Series 2 Shares outstanding as of May 31, 1998 times $0.90 per share); $349,162 in 1997, 1996 and 1995; and $349,590 in 1994.

(3) The expected preferred stock dividend accrual for Series 2 and Series A Shares for fiscal 1999, using share amounts currently outstanding as disclosed previously, is $112,250.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management's Discussion and Analysis and Results of Operations For the Fiscal Years Ended May 31, 1998 and 1997:

                  The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, adequacy of capital allocation for dividends, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and cardholders enrolled in the Company's benefit programs, the relevance of the Company's historical performance, and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

                  The Company derives its administration fee revenue from Plan Sponsors who customarily pay a set fee per Member per month. Administration fee revenue is recognized on the accrual basis during the month that the Member is entitled to use the benefit. There are arrangements with certain Sponsors to pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying Group revenues are recorded at the total amount billed to participating Providers and recognized in the month the merchandise is shipped. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating providers under certain plans.

 Results of Operations:

                  The Company's total service revenues in fiscal 1998 increased 48% from the prior fiscal year from $5,645,276 to $8,336,631. The increase was primarily due to the growth of the Company's managed care vision products. The Company was able to decrease operating expenses as a percentage of total service revenues in fiscal 1998 by 6% compared to fiscal 1997, from $5,739,503 (102%) to $8,010,021 (96%). The Company anticipates that the trend of decreased operating expenses as a percentage of total service revenues will continue during fiscal 1999, due to the operational efficiencies achieved during fiscal 1998 and the expected efficiencies to be achieved related to the new systems currently under development.

                  The Company's vision and hearing programs accounted for $5,258,750 (63%) of total service revenues during fiscal 1998 compared to $2,607,152 (46%) in fiscal 1997. The increase in vision and hearing revenues primarily resulted from the addition of a significant Sponsor, with approximately 121,000 managed care vision cardholders, and the growth in membership of two other significant Sponsors, with approximately 104,000 new managed care vision cardholders. Revenues derived from the Company's managed care programs have a significantly higher cost of service than the revenues derived from the Company's discount programs. There were approximately 649,000 vision and 6,000 hearing cardholders as of May 31, 1998, compared to approximately 385,000 vision and 9,000 hearing cardholders as of May 31, 1997.

                  Vision provider fee revenue declined by $11,735 (9%) during fiscal 1998 compared to fiscal 1997 due in part to a modification of the Company's standard agreements with its providers that for certain new Sponsors, the providers are not required to pay a fee based on gross sales to that Sponsor's Members. The Company expects this trend of decreased vision provider fee revenue to continue.

                  The Company's dental program accounted for $1,266,548 (15%) of total service revenues during the current fiscal year compared to $1,253,014 (22%) in fiscal 1997. Subsequent to year-end, a review of the membership information a Sponsor was communicating to the Company resulted in approximately $78,000 of additional revenue being recognized related to the entire fiscal year. The Sponsor's membership is expected to continue for the foreseeable future. There were approximately 123,000 dental cardholders as of May 31, 1998, compared to approximately 118,000 as of May 31, 1997.

                  The Company makes available to its vision providers a buying group program that enables the provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $1,655,298 (20%) during fiscal 1998 compared to $1,582,899 (28%) in fiscal 1997.

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

                  The cost of services increased approximately 45% in dollar amount but decreased as a percentage of total service revenues by 2%, from $4,206,964 (75%) during fiscal 1997 to $6,120,416 (73%) in fiscal 1998. These costs primarily relate to servicing cardholders, provider network development, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The Company expects the cost of services to remain relatively constant as a percentage of total service revenues for the foreseeable future, based upon the current anticipation that the current mix of managed care and discount programs will continue.

                  General and administrative expenses decreased as a percentage of total service revenues by 5%, from $1,027,054 (18%) during fiscal 1997 to $1,121,099 (13%) during fiscal 1998. Included in current year general and administrative expense is $142,000 of legal and professional fees directly related to the Company's Offer to Exchange Series 2 Preferred shares for Series A Preferred shares.

                  Selling and marketing expenses held steady as a percentage of total service revenues at $505,485 (9%) and $768,506 (9%) during fiscal 1997 and 1998, respectively. Selling and marketing expenses include marketing fees, broker commissions, employee sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. A significant amount of the Company's marketing activities has been outsourced to management consultants,

National Health Enterprises. See Item 12 - "Certain Relationships and Related Transactions."

                  Non-operating expense was $96,038 and $12,735 in fiscal 1997 and 1998, respectively. Prior year non-operating expense included a loss related to the disposal of software and a gain resulting from a review of the assumptions related to the discontinued activity of providing claims processing services for a pharmaceutical benefit plan. The Company determined during fiscal 1997 to integrate the three separate computer systems (Data General, AS400 and PC) then being run onto a single platform. Due to the recent increases in the capabilities of the PC platform and the flexibility for growth that this platform affords, it was deemed the best choice. As a result of this decision, the Company discontinued the AS400 development project (See Item 12 - "Certain Relationships and Related Transactions - Software Development Services"), and expensed the capitalized costs related to software not placed in service. Also, an outstanding liability related to programming fees of $67,971 was forgiven as of fiscal year end. Current year non-operating expense includes $25,373 for the write-off of unamortized moving expenses of $25,835 related to the Company's previous relocation of the principal office.

 Liquidity and Capital Resources

                  The Company had cash and cash equivalents of $993,610 as of May 31, 1998, compared to $817,535 as of May 31, 1997. The increase of $176,075 is primarily due to the timing of vendor and claim payments. The Company is maintaining its policy of paying vendors on a net 45-day basis and continues to be current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

                  During  July 1997 the  Company  contracted  with a third party vendor to develop new systems to support the Company's claims payment, customer and provider service, quality assurance and network development functions. As of August 20, 1998, the new system was in the beta-testing phase and is expected to be fully functional in early autumn 1998. As of May 31, 1998, the Company had paid approximately $258,000 for software development and related hardware. The Company expects to incur approximately $50,000 of additional software development and related hardware expenses during the first six months of fiscal 1999.

                  The Company has reviewed all internally used software and believes that the new system and all other critical applications will be Year 2000 compliant. Based upon its current computer operations and systems development, the Company believes that its risks related to Year 2000 compliance issues is low. The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly.

                  As of May 31, 1998, the Company had $1,106,165 of Accounts Payable, compared to $464,377 in the prior fiscal year. The increase is predominately due to claims reserves of $786,052 in the current year compared with $291,533 in the prior year, included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. As previously discussed, the Company has seen significant growth during the current year of managed vision care revenues and the associated claims. The Company believes this reserve is adequate.

                  During fiscal 1998 the Company retired the final $189,000 of Convertible Subordinated Debentures, due December 1, 1997, and all $160,000 of subordinated notes payable to certain affiliates due March 18, 1998, with funds provided by operations.

                  The Company expects to pay dividends of approximately $53,200 on the Series A Preferred on December 1, 1998.


 ITEM 7. FINANCIAL STATEMENTS

                  Financial Statements appear commencing at page F-1 immediately hereafter.

                   AVESIS INCORPORATED AND SUBSIDIARY

                   Consolidated Financial Statements

                   May 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Avesis Incorporated:


We have audited the accompanying consolidated balance sheet of Avesis Incorporated and subsidiary as of May 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended May 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiary as of May 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1998, in conformity with generally accepted accounting principles.


                                      KPMG Peat Marwick LLP


Phoenix, Arizona
August 21, 1998

                       AVESIS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet
                                  May 31, 1998

                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $   993,610
    Receivables, net (note 2)                                           479,908
    Prepaid expenses and other                                          115,451
                                                                    -----------
      Total current assets                                            1,588,969

Property and equipment, net (notes 3 and 4)                             409,227
Deposits                                                                243,509
                                                                    -----------

                                                                    $ 2,241,705
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $ 1,106,165
    Current installments of obligations
     under capital lease (note 4)                                        10,288
    Accrued expenses:
      Compensation                                                       36,529
      Other                                                              68,621
    Deferred income                                                      16,948
                                                                    -----------
              Total current liabilities                               1,238,551

    Accrued rent (note 4)                                                59,340
    Obligations under capital lease, excluding
      current installments (note 4)                                      31,135
                                                                    -----------
              Total liabilities                                       1,329,026
                                                                    -----------
Stockholders'  equity  (notes  7, 8, 9, 10 and 13):
 Preferred  stock,  $.01 par value, authorized
   12,000,000 shares: $3.75 Class A, senior nonvoting
   cumulative  convertible preferred stock,  Series A,
   $0.01 par value;  authorized  1,000,000 shares;
   317,880 issued and outstanding (liquidation preference
   of $3.75 per share)                                                    3,179
  $100 Class A, nonvoting cumulative convertible
   preferred stock, Series 1, $.01 par value;
   authorized 1,000,000 shares; none issued and
   outstanding (liquidation preference of $100 per share)                    --
  $10 Class A, nonvoting cumulative convertible preferred
   stock, Series 2, $.01 par value; authorized 1,000,000
   shares; 70,300 shares issued and outstanding (liquidation
   preference of $10 per share) and $347,985 of dividends in
   arrears at $4.95 per share; dividends accrue at
   $.225 per share per calendar quarter                                     703

  Class A, voting cumulative convertible preferred stock,
   Series 3, $.01 par value; authorized
   100,000 shares; none issued and outstanding (liquidation
   preference of $100 per share)                                             --
 Common  stock of $.01 par value, authorized 20,000,000
    shares; 4,271,126 shares issued and outstanding                      42,711
    Additional paid-in capital                                        9,976,821
    Accumulated deficit                                              (9,110,735)
                                                                    -----------
              Total stockholders' equity                                912,679

Commitments and contingencies (notes 4, 10, 11, 12, 13, 14 and 16)
                                                                    -----------

                                                                    $ 2,241,705
                                                                    ===========
See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Operations
                        Years ended May 31, 1998 and 1997


                                                         1998           1997
                                                     -----------     ----------
Service revenues (note 11):
    Administration fees                              $ 6,550,966      3,865,732
    Buying group                                       1,655,298      1,582,899
    Provider fees                                        124,397        136,132
    Other                                                  5,970         60,513
                                                     -----------     ----------
      Total service revenues                           8,336,631      5,645,276

Cost of services                                       6,120,416      4,206,964
                                                     -----------     ----------

      Income from services                             2,216,215      1,438,312

General and administrative expenses                    1,121,099      1,027,054

Selling and marketing expenses (note 12)                 768,506        505,485
                                                     -----------     ----------

      Net income/(loss) from operations                  326,610        (94,227)
                                                     -----------     ----------
Non-operating income (expense):
    Interest income                                       30,982         25,337
    Interest expense (notes 4 and 13)                    (19,305)       (29,461)
    Other expense (note 13)                              (24,412)       (91,914)
                                                     -----------     ----------
      Total non-operating expense                        (12,735)       (96,038)
                                                     -----------     ----------

      Net income/(loss)                                  313,875       (190,265)

Preferred stock dividends                                (63,270)      (349,162)
                                                     -----------     ----------
      Net income/(loss) available to common
        stockholders                                 $   250,605       (539,427)
                                                     ===========     ==========

Earnings per share - basic                           $      0.06           (.13)
                                                     ===========     ==========

Earnings per share - diluted                         $      0.06           (.13)
                                                     ===========     ==========
Weighted average common and equivalent
  shares outstanding - basic                           4,073,918      4,100,420
                                                     ===========     ==========
Weighted average common and equivalent
  shares outstanding - diluted                         5,089,657      4,100,420
                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                        Years ended May 31, 1998 and 1997

                                                            1998        1997
                                                         ---------    --------
Cash flows from operating activities:
  Net income/(loss)                                      $ 313,875    (190,265)
  Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
    Depreciation and amortization                          112,071     178,647
    Write-off of software costs                                 --     354,040
    Provision for losses/(write-off) of accounts
      receivable                                             9,898        (149)
    Loss on sale of fixed assets                             2,124          --
    Common stock issued for professional services           50,000          --
    Changes in assets and liabilities:
      Increase in receivables                             (149,450)    (24,800)
      Increase in prepaid expenses and other                (1,837)       (538)
      Increase in deposits                                 (60,626)     (1,225)
      Increase in accounts payable                         641,788     240,463
      Decrease in deferred income                           (6,284)     (8,133)
      (Decrease)/increase  in accrued rent                 (16,842)      6,468
      Decrease  in other accrued expenses                  (53,125)    (61,577)
                                                         ---------    --------
         Net cash provided by operating activities         841,592     492,931
                                                         ---------    --------
Cash flows from investing activities:
  Purchases of property and equipment                     (294,307)   (111,479)
  Proceeds from dispositions of property and equipment       5,000          --
                                                         ---------    --------
         Net cash used in investing activities            (289,307)   (111,479)
                                                         ---------    --------
Cash flows from financing activities:
  Repayment of convertible subordinated debentures        (189,000)         --
  Payments for repurchase of common stock                  (20,631)         --
  Repayment of shareholder notes payable                  (160,000)         --
  Principal payments under capital lease obligations        (6,579)         --
                                                         ---------    --------
         Net cash used in financing activities            (376,210)         --
                                                         ---------    --------

         Net increase in cash and cash equivalents         176,075     381,452

Cash and cash equivalents, beginning of year               817,535     436,083
                                                         ---------    --------

Cash and cash equivalents, end of year                   $ 993,610     817,535
                                                         =========    ========
SUPPLEMENTAL INFORMATION:

Cash paid for interest                                   $  20,118      28,344
                                                         =========    ========

Equipment acquired under capital lease                   $  48,002          --
                                                         =========    ========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                        Years ended May 31, 1998 and 1997

                                              Preferred Stock                   Additional                  Total
                              ---------------------------------------  Common    paid-in     Accumulated  stockholders'
                              Series A  Series 1   Series 2  Series 3   stock    capital       deficit      equity
                              --------  --------   --------  --------   -----    -------       -------      ------
Balance, May 31, 1996         $     --        --      3,882      --     41,004   9,949,159    (9,234,345)   759,700

Net loss                            --        --         --      --         --          --      (190,265)  (190,265)
                              --------   -------   --------   -----   --------  ----------    ----------   --------

Balance, May 31, 1997               --        --      3,882      --     41,004   9,949,159    (9,424,610)   569,435

Repurchase of 79,294 shares
of common stock (note 7)            --        --         --      --       (793)    (19,838)           --    (20,631)

Exchange offer (Series 2
 for Series A preferred)
 (note 10)                       3,179               (3,179)     --         --          --            --         --

Issuance  of 250,000 shares
  of common stock in
  connection with the
  Supplemental
  Investment Banking
  Agreement (note 13)               --        --         --      --      2,500      47,500            --     50,000

Net income                          --        --         --      --         --          --       313,875    313,875
                              --------   -------   --------   -----   --------  ----------    ----------   --------

Balance, May 31, 1998         $  3,179        --        703      --     42,711   9,976,821    (9,110,735)   912,679
                              ========   =======   ========   =====   ========  ==========    ==========   ========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                              May 31, 1998 and 1997


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

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Software is amortized over the estimated useful life of five years.

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

                       AVESIS INCORPORATED AND SUBSIDIARY

       EARNINGS PER SHARE

       The Company adopted Statement of Accounting Standards No. 128 "Earnings per Share" (SFAS 128) during 1997. The Company's Earnings per Common Share (EPS) figures for the prior period were not affected by adoption of SFAS 128. In accordance with SFAS 128, basic EPS is computed by dividing net income, after deducting preferred stock dividends requirement, by weighted average number of shares of common stock outstanding.

       Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

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

       STOCK OPTION PLAN

       Prior to June 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company implemented SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 9, "Stock Option Plans and Warrants").

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       USE OF ESTIMATES

       Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues, and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                       AVESIS INCORPORATED AND SUBSIDIARY

(2)    RECEIVABLES

       As of May 31, 1998 receivables consists of:

           Trade accounts receivable                           $  509,657
           Less allowance for doubtful accounts                    29,749
                                                               ----------

                                                               $  479,908
                                                               ==========



(3)    PROPERTY AND EQUIPMENT

       As of May 31, 1998 property and equipment consists of:

           Furniture and fixtures                              $  243,591
           Equipment                                              752,664
           Automobile                                              14,780
           Leasehold improvements                                  73,729
           Software                                               255,746
                                                               ----------
                                                                1,340,510
           Less accumulated depreciation and amortization         931,283
                                                               ----------

                                                               $  409,227
                                                               ==========
(4)    LEASES

       The Company leases office space under agreements which expire September 30, 2000 and September 30, 2002. In May 1997, the Company entered into a sublease for the office space lease agreement which expires on September 30, 2000. The Company is obligated to pay its proportionate share of the building's operating costs not to exceed stated maximums. The Company also leases equipment under long-term operating lease agreements. For the years ended May 31, 1998 and 1997, rent expense for all operating leases was $159,224 and $196,406, respectively. For the years ended May 31, 1998 and 1997, sublease rent expense was $159,623 and $25,688, respectively, and sublease rental income was $161,720 and $27,692, respectively.

       The Company is obligated under one capital lease for telephone equipment that expires in October 2001. As of May 31, 1998 the gross amount of equipment and accumulated depreciation recorded under this capital lease was $48,002 and $6,400, respectively.

       The Company records rent expense using the straight-line method. Accordingly, the difference between rent expense and actual rent paid, for the lease expiring September 30, 2000, has been recorded as accrued rent for financial reporting purposes. These balances are included in other accrued expenses and accrued rent in the accompanying balance sheet. For the lease that expires September 30, 2002, there is no difference between rent expense and actual rent paid.

                       AVESIS INCORPORATED AND SUBSIDIARY

       Future minimum lease payments for capital lease payments and operating leases are as follows:

                                                           Capital    Operating
                     Years Ending May 31,                   Lease      Leases
                                                           -------    ---------
                             1999                          $14,731    $325,718
                             2000                           14,731     232,625
                             2001                           14,731     105,498
                             2002                            4,911     101,174
                             2003                               --      38,903
                          Thereafter                            --          --
                                                           -------    --------

       Total future minimum lease payments                  49,104    $803,918
                                                                      ========

       Less amount representing interest (at 10.4%)          7,681
                                                           -------

       Present value of net minimum lease payments          41,423

       Less current installments of obligations under
         capital lease                                      10,288
                                                           -------

       Obligations under capital lease, excluding current
         installments                                      $31,135
                                                           =======

       Total future minimum lease payments for operating leases have not been reduced by minimum sublease rentals of $231,533 to be received in the future under the noncancelable sublease.

(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(6)    INCOME TAXES

       No income tax benefit was recorded in 1998 due to the establishment of a 100% valuation allowance against the Company's deferred tax assets because of the uncertainty surrounding the Company's ability to realize its net operating loss carryforwards.

                       AVESIS INCORPORATED AND SUBSIDIARY

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences for the years ended May 31, 1998 and 1997 are as follows:

                                                            1998          1997
                                                         ---------      -------
       Computed "expected" federal income tax expense    $  80,325           --
       Change in valuation allowance                      (129,660)      22,134
       Other                                                49,335      (22,134)
                                                         ---------      -------

                                                         $      --           --
                                                         =========      =======

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

           Deferred tax assets:
             Net operating loss carryforwards (NOL)                 $ 2,340,671
             Accrued expenses and other                                  23,155
             Property and equipment                                      26,329
             Valuation allowance                                     (2,390,155)
                                                                    -----------
           Net deferred tax assets                                  $        --
                                                                    ===========

       Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the year ended May 31, 1998 was a decrease of $361,945. The net change for the year ended May 31, 1997 was an increase of $65,100.

       The Company's federal NOLs of approximately $7,000,000 expire between 1999 and 2011.

(7)    COMMON STOCK

       During the year ended May 31, 1998, the Company repurchased 79,294 shares of common stock for prices ranging from $0.25 to $0.27 per share. Subsequent to the repurchase, the Company retired these shares.

                       AVESIS INCORPORATED AND SUBSIDIARY

(8)    EARNINGS (LOSS) PER SHARE

       A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the years ended May 31, 1998 and 1997 follows:

                                                          1998          1997
                                                      -----------    ----------

Net earnings (loss)                                   $   313,875      (190,265)
Less:  preferred stock dividends                          (63,270)     (349,162)
                                                      -----------    ----------

Income (loss) available to common stock-holders
                                                      $   250,605      (539,427)
                                                      ===========    ==========

Basic EPS - weighted average shares outstanding
                                                        4,073,918     4,100,420
                                                      ===========    ==========

Basic earnings (loss) per share                              0.06         (0.13)
                                                      ===========    ==========

Basic EPS - weighted average shares outstanding
                                                        4,073,918     4,100,420

Effect of diluted securities:
  Convertible debentures                                   19,162            --
  Convertible preferred stock                             996,577            --
                                                      -----------    ----------

Dilutive EPS - weighted average shares out-standing
                                                        5,089,657     4,100,420

Net earnings (loss)                                       313,875      (539,427)
Interest expense on non-CSE debt                            8,978        17,955
                                                      -----------    ----------
                                                          322,853      (521,472)

Diluted earnings (loss) per share                            0.06         (0.13)
                                                      ===========    ==========

Convertible debentures not included in diluted EPS
  since antidilutive                                           --        37,800
                                                      ===========    ==========

Stock options not included in diluted EPS since
  antidilutive                                                 --       970,450
                                                      ===========    ==========

                       AVESIS INCORPORATED AND SUBSIDIARY

(9)    STOCK OPTION PLANS AND WARRANTS

       In 1993 the Company adopted a stock option plan (the "Plan"). The stock option plan sets aside 600,000 shares of common stock (includes incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the dates of grant. At May 31, 1998, there were 180,000 incentive options outstanding under this plan and 310,000 nonqualified options exercisable at prices ranging from $.40 -$1.00 per share.

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

       A summary of stock option activity for the years ended May 31, 1998 and 1997 follows:
                                                                      Price Per
                                                     Options           Option
                                                    ---------         ---------

           Balance outstanding, May 31, 1996        4,881,325         $.40-1.00
           Options granted                             10,000             $1.00
           Options exercised                               --
           Options canceled                           181,325
                                                    ---------

           Balance outstanding, May 31, 1997        4,710,000
           Options granted                            180,000              $.48
           Options exercised                               --
           Options canceled                                --
                                                    ---------
           Balance outstanding, May 31, 1998        4,890,000
                                                    =========

       As of May 31, 1998 and 1997,  options to purchase 4,770,000 and 4,710,000
       shares,  respectively,   at  prices  ranging  from  $.40  to  $1.00  were
       exercisable.

                       AVESIS INCORPORATED AND SUBSIDIARY

       A summary of stock options granted at May 31, 1998 follows:

                    Options Outstanding                     Options Exercisable
        ------------------------------------------------  ----------------------
                                   Weighted
                       Number      Average      Weighted     Number     Weighted
         Range of    Outstanding   Remaining    Average    Exercisable   Average
         Exercise     at May 31,  Contractual   Exercise   at May 31,   Exercise
          Price         1998         Life        Price        1998        Price
        ----------   -----------  -----------   --------   -----------  --------

        $.40-$1.00    4,700,000    5.0 years     $ .45     4,700,000    $  .45
              1.00       10,000    9.0 years      1.00        10,000      1.00
               .48      180,000    10.0 years      .48        60,000       .48
                      ---------                  -----     ---------     -----

                      4,890,000                    .45     4,770,000       .45
                      =========                  =====     =========     =====

       The per share weighted-average fair value of stock options granted during 1998 and 1997 was $0.30 and $0.46, respectively, on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1998 expected dividend yield rate of 0.0%, risk-free interest rate of 8.0%, volatility of 57.98%, and an expected life of six years; 1997 expected dividend yield rate of 0.0%, risk-free interest rate of 8.0%, volatility of 57.98% and an expected life of six years.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                   1998              1997
                                                 --------          --------
           Net income/(loss):
             As reported                         $250,605          (539,427)
             Pro forma                            242,363          (545,791)

           Earnings per share:
             Basic:
               As reported                            .06              (.13)
               Pro forma                              .06              (.13)

             Diluted:
               As reported                            .06              (.13)
               Pro forma                              .06              (.13)

       During fiscal 1993, a former employee was granted warrants to purchase 100,000 shares of common stock. The purchase price is $.50 per share for 50,000 shares and $1.00 per share for the remaining 50,000 shares. The warrants expired on February 1, 1998.

                       AVESIS INCORPORATED AND SUBSIDIARY

       The management agreement discussed above and related transactions with NHE and certain other substantial transactions were structured and negotiated for the Company by Richter & Co., Inc. (RCI), a New York investment banking firm, whose principal, William L. Richter, is a member of the Company's Board of Directors. RCI received cash consideration of $50,000 and ten-year warrants to purchase 400,000 shares of common stock. As of May 31, 1998, 127,273 warrants were exercisable at an exercise price of $.40 per share and 272,727 warrants were exercisable at an exercise price of $.48 per share. As of May 31, 1998, 160,000 of these warrants had been assigned to William L. Richter.

(10)   PREFERRED STOCK

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

       During fiscal 1998 the Company completed an Exchange Offer which offered one share of its Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, par value $.01 ("Series A Shares"), for each outstanding share of the Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01 ("Series 2 Shares"), of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

       The Exchange Offer expired on May 27, 1998, and resulted in the tendering of 317,880 (approximately 82%) of the 388,180 outstanding Series 2 Shares for the Series A Shares.

(11)   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

       The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the midwest, Texas, the southwestern states and the D.C. metropolitan area. Three major customers provided 28%, 15% and 10% of total service revenues in 1998 and three major customers provided 17%, 15% and 14% in 1997.

                       AVESIS INCORPORATED AND SUBSIDIARY

(12)   LONG-TERM MANAGEMENT AND MARKETING AGREEMENT

       In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement was five years and was renewable. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock (note 7). In December 1997, the Company renewed this agreement for a term of five years with payments of $250,000 per year due to NHE.

       Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. The Company paid approximately $211,000 and $65,000 to NHE under the terms of this agreement in fiscal 1998 and 1997, respectively.

(13)   RELATED PARTY TRANSACTIONS

       During fiscal 1998 and 1997, the Company purchased approximately $0 and $76,000, respectively, in software and related programming services from National Computer Services, Inc. (NCS), a company owned by the President and two stockholders of the Company who are also affiliates of NHE. These costs have been capitalized as property and equipment. Additionally, the Company has contracted with the same Company to lease its computer system for approximately $1,000 per month. During 1997, the Company decided to discontinue the software development project in favor of a new system on a PC platform. Accordingly, a portion of the software development costs previously capitalized on the Company's balance sheet were expensed. The charge of $286,069, included in other expense in the consolidated statement of operations, is net of an outstanding amount due to the software vendor of $67,971, originally recorded as other accrued expense on the Company's balance sheet, which is no longer a liability to the Company due to the discontinuance of the project. During fiscal 1998, the Company contracted with a third-party software vendor to develop new technology to integrate all of the Company's systems.

       The Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") effective March 18, 1993 with NHE, and two shareholders. The Registration Rights Agreement provides two demand registrations with respect to 100,000 shares previously purchased and the shares issuable pursuant to the ten-year options discussed in note 9 ("Registrable Securities"). The first demand registration is exercisable at the request of holders of at least 900,000 Registrable Securities after the exercise by NHE and/or its transferees of at least 900,000 options. The second demand registration is exercisable at the request of holders of at least 1,000,000 options after completion of a fiscal year in which the Company has profits of at least $1,000,000. The Registration Rights Agreement also provides piggyback registration rights with respect to registrations in which other selling stockholders are participating. The Company is obligated to pay the offering expenses of each such registration, except for the selling stockholders' pro rata portion of underwriting discounts and commissions. No precise prediction can be made of the effect, if any, that the availability of shares pursuant to registrations under the Registration Rights Agreement will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock pursuant to such registrations could adversely affect prevailing market prices.

                       AVESIS INCORPORATED AND SUBSIDIARY

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

       On April 23, 1998, the Company entered into a Supplemental Investment Banking Agreement with RCI for investment banking services related to the Exchange Offer for the Company's Series 2 Preferred shares. RCI received cash consideration of $50,000 and 250,000 shares of the Company's common stock valued at $0.20 per share.

       RCI provides substantial ongoing financial management and other services to the Company at no charge. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

(14)   COMMITMENTS AND CONTINGENCIES

       In June 1992, the California Department of Corporations notified the Company to cease and desist from operating in California as a health care service plan without a license under California's Knox-Keene Act. Approximately 1% of the Company's revenue is derived from California-related business. Since that time, the Company has sold its pharmacy line of business and taken certain other steps to restructure portions of its business in California so as to be exempt from coverage under the Knox-Keene Act. The Department has taken no further action in this matter. However, there can be no assurance that these steps will be considered sufficient by the Department in the event of any future challenge by the Department.

(15)   EMPLOYEE BENEFIT PLAN

       The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. For the years ended May 31, 1998 and 1997, the Company did not contribute to the plan.

(16)   YEAR 2000

       The Company has reviewed all internally used software and believes the new system will be Year 2000 compliant. Based upon its current computer operations and systems development, the Company believes that its risk related to Year 2000 compliance issues is low. The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly.

                       AVESIS INCORPORATED AND SUBSIDIARY

(17)   SUBSEQUENT EVENT

       Subsequent to year-end, on July 30, 1998 the Company's Board of Directors approved a modification providing all outstanding stock option and warrant holders the opportunity to exercise any or all of their vested options and warrants at a discounted exercise price from their original grant, during the period from August 1, 1998 to August 31, 1998. The discounted price was calculated by discounting the stated exercise price of each stock option or warrant at 10% per annum from the expiration date back to August 1998, and rounding the calculated price to the nearest whole cent. The discounted price in no case was allowed to be less than the prevailing market price of the Company's common stock at the time of exercise of the options, defined as the high bid price, and rounded to the nearest whole cent. After August 31, 1998, the modification will expire and all terms will return to the original exercise terms.

       The total cash received by the Company from the exercise of 3,742,000 stock options and 400,000 warrants was $1,202,656. Of the preceding amount, approximately $400,000 was used to repurchase all 931,888 shares of the Company's common stock held by the founder of the Company. The excess funds received from these transactions will be used as working capital.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III
                                    --------

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The following table sets forth the names of the directors and executive officers of the Company and certain biographical information relating to them.


 Name                    Age            Position(s) with Company
 ----                    ---            ------------------------

 William R. Cohen        67         Co-Chairman and Director

 William L. Richter      55         Co-Chairman and Director

 Kenneth L. Blum, Sr.    71         Director, Former Acting President and CEO as
                                    of May 31, 1998

 Gerald L. Cohen         54         Director

 Sam Oolie               62         Director

 Alan S. Cohn            43         President, CEO and Director

 Kenneth L. Blum, Jr.    34         Director

 Neal A. Kempler         30         Corporate Secretary,
                                    Vice President of Operations

 Shannon R. Barnett      30         Controller

 Joel H. Alperstein      29         Treasurer, Director of Finance


                  Subsequent to year-end, on July 30, 1998, the Company's Board of Directors expanded the Board of Directors from 5 members to 7 members.
Consequently, Alan S. Cohn and Kenneth L. Blum, Jr. were named to the Board of Directors to fill the two vacant seats until the next stockholder meeting. The election to the Board of Messrs. Cohn and Blum, Jr. was conditioned upon the early exercise of their stock options.

                  William R. Cohen, 67, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the Chairman of Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company, and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

                  William L. Richter, 55, Co-Chairman of the Board, has been a director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp. and its wholly-owned subsidiary, Richter & Co., Inc., a registered broker-dealer and investment banking firm (or its predecessor organization) for the past nine years and has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organizations) since their founding in late 1992. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchiser of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

                  Kenneth L. Blum, Sr., 71, has served as a Director of the Company since August 1993. Mr. Blum was acting President and Chief Executive Officer of the Company from September 1996 to May 1998. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchiser, since June 1993, President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

                  Gerald L. Cohen, 54, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen also serves as a Director of Marketing Systems of America. Mr. Cohen is not related to William R. Cohen.

                  Sam Oolie, 62, has served as a Director of the Company since March 1985. Mr. Oolie has been Chairman of NoFire Technologies, Inc., a manufacturer of fire retardant coatings and textiles, since August 1995 and has been Chairman of Oolie Enterprises, an investment company, since July 1985. Mr. Oolie has held various positions with CFC Associates, a venture capital partnership, and its predecessor companies since January 1984. He was Vice Chairman of American Mobile Communications, Inc. a cellular telephone company, from February 1986 until July 1989 and Chairman of the Nostalgia Network, a 24-hour cable television program service, from April 1987 until January 1990. Mr. Oolie also serves as a Director of Noise Cancellation Technologies, Inc. and Comverse Technology, Inc.

                  Alan S. Cohn, 43, became the President and CEO of the Company as of June 1998 and a Director of the Company as of August 1998. Mr. Cohn is providing management services on behalf of the Company through an arrangement with NHE. Mr. Cohn has been a management consultant for NHE and KAB, Inc. since 1993 and 1990, respectively. Since 1990, Mr. Cohn has been a principal or management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; Rent-A-Wreck of America, Inc., an automobile franchiser; Allscripts, Inc., formerly Physician Dispensing Systems, Inc., a pharmaceutical dispensing company, Lawphone, Inc., a prepaid legal fee company; Medi-mail, Inc., a mail service pharmacy; and Mail-Rx, a mail-order prescription drug company. Mr. Cohn is the son-in-law of Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors.

                  Kenneth L. Blum, Jr., 34, became a Director of the Company as of August 1998. Mr. Blum is the President, Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President and Secretary of Rent-A-Wreck of America, Inc., an automobile rental franchiser, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors, is the father of Kenneth L. Blum, Jr. See - "Management Services Agreement."

                  Neal Kempler, 30, has been the Corporate Secretary of the Company since June 1996, the Vice President of Marketing & Operations of the Company since August 1996 and the Assistant to the President/Director of Marketing from January 1993 until August 1996. Mr. Kempler served as Account Executive of National Health Enterprises, Inc., a management company, from June 1990 until January 1993.

                  Shannon R. Barnett, 30, has been the Controller of the Company (Principal Accounting Officer) since August 1996 and was a Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until November 1995 and Staff Accountant of General Atlantic Resources, Inc. an oil and gas company, from November 1992 until June 1994.

                  Joel H. Alperstein, 29, has been the Treasurer of the Company since December 1997 and the Director of Finance of the Company (Principal Financial Officer) since January 1997. Mr. Alperstein was a self-employed financial consultant from September 1996 until December 1996. Mr. Alperstein was a Manager at Stout, Causey

& Horning, P.A., a full service public accounting firm, from September 1992 until August 1996, and a Senior Accountant at Arthur Andersen, LLP, from July 1990 until September 1992. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

                  All directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are appointed annually and serve at the pleasure of the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended May 31, 1998, except that Messrs. Blum, Sr., W. Cohen, G. Cohen, Oolie and Richter each reported transactions from May 1998 on Forms 4 dated June 22, 1998, and that Mr. William Cohen reported a transaction from December 1997 on a Form 4 dated March 4, 1998. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the year ended May 31, 1998. No executive officer who was serving as an executive officer during fiscal 1998 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the year ended May 31, 1998.

-------------------------------------------------------------------------------------------------
                                     Annual Compensation           Long Term Compensation
                                   --------------------------------------------------------------
                                                                           Awards
-------------------------------------------------------------------------------------------------
Name and Principal Position   Year        Salary ($)       Securities Underlying Options/SARs (#)
---------------------------   ----        ----------       --------------------------------------
Kenneth L. Blum, Sr.,         1998            $0                             --
Acting CEO (1)                1997            $0                             --
                              1996            $0                             --
-------------------------------------------------------------------------------------------------

(1) Mr. Blum became CEO of the Company during September 1996.

     See also Item 12 -- "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION VALUE TABLE

             The following table sets forth information with respect to the one executive officer named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. The executive officer named in the Summary Compensation Table did not exercise any options during the last fiscal year.

-------------------------------------------------------------------------------
                          Number of Unexercised         Value of Unexercised
                          Options at FY-End (#)         in-the-Money Options
                                                            at FY-End ($)
-------------------------------------------------------------------------------
Name                  Exercisable   Unexercisable   Exercisable   Unexercisable
----                  -----------   -------------   -----------   -------------

Kenneth L. Blum, Sr.      --             --             --              --

-------------------------------------------------------------------------------

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

DIRECTOR COMPENSATION

                  Directors are reimbursed for out-of-pocket expenses incurred in connection with each Board of Directors or committee meeting attended. Directors who also are employees of the Company are eligible to participate in the Company's Incentive Stock Option Plan and the Company's 401(k) Plan, and all directors are eligible to participate in the Company's 1993 Stock Option Plan (the "1993 Plan"). Pursuant to the 1993 Plan, options for 100,000 shares of the Company's Common Stock were granted on April 8, 1993 to each of directors William R. Cohen, Gerald L. Cohen, and Sam Oolie. The exercise price of such options is $.40 per share, which was at least the fair market value of the Company's Common Stock on the date of grant. (See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities") Options for 25,000 shares of Common Stock were exercisable by each of the optionees as of the date of grant, with the balance vesting in equal parts at the end of each of the 10 three-month periods following the date of grant. As of May 31, 1998 options for 100,000 shares of Common Stock were exercisable by each of the optionees.

                  Subsequent to year-end, William R. Cohen exercised his 100,000 stock options pursuant to the reduced pricing as approved by the Board of Directors. See Item 5 - "Market for Common Stock and Related Stockholder Matters
- Recent Sales of Unregistered Securities."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of August 24, 1998 there were 8,243,185 shares of Common Stock, 6,500 shares of Series 2 Preferred and 315,260 shares of Series A Preferred outstanding. The table below sets forth as of August 24, 1998, certain information regarding the shares of Common Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                                                  Common issuable upon conversion or
                                                                  ----------------------------------
                                                                           exercise of: (1)
                                                                           ----------------
                                                                                            Total
                                                                                            -----
                                                                                            Common
                                                                                            ------
                            Common         % of       Series A      % of     Options     Beneficially   Percent of
                            ------         ----       --------      ----     -------     ------------   ----------
Name and Address            Stock         Common   Preferred Stock  Pref.  or Warrants    Owned (1)     Common (2)
----------------            -----         ------   ---------------  -----  -----------    ---------     ----------
                                                   (actual shares)
Gerald L. Cohen*            153,359          1.9       22,274(7)      7.1    100,000        476,099         5.6

William R. Cohen*           161,117(4)       2.0       10,552         3.3         --        266,637         3.2

William L. Richter        1,194,620(3)      14.5       50,099        15.9         --      1,695,610(3)     19.4
c/o Richter & Co., Inc.
450 Park Ave., 28th
Floor
New York, NY 10022

Sam Oolie*                  220,021(5)       2.7       24,023         7.6    100,000        560,251         6.5

Kenneth L. Blum, Sr         140,000(6)       1.7        2,000         0.6         --        160,000         1.9
17133 Ericarose Street
W. Boca Raton, FL 33496

Kenneth L. Blum, Jr       1,814,750         22.0           --        --           --      1,814,750        22.0
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117

Alan S. Cohn              1,804,750         21.9           --        --           --      1,804,750        21.9
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117

Neal A. Kempler*                 --         --             --        --      255,000        255,000         3.0

Benjamin D. Ward Sr         931,888         11.3           --        --           --        931,888        11.3
4712 North 41st Place
Phoenix, AZ 85018

All directors and         5,488,617(4)(5)   66.6      108,948        34.6    605,000      7,183,097        72.3
Executive officers as
a group (9 persons)

*   Address: 3724 North Third Street, Suite 300, Phoenix, Arizona 85012.

(1) Includes shares of Common Stock with respect to which the identified person had the right to acquire beneficial ownership on or within 60 days of the date of the above table pursuant to the Series A Preferred or options or warrants, as indicated. Each share of Series A Preferred Stock indicated in the table is convertible into 10 shares of Common Stock and such shares of Common Stock are included in the total Common beneficially owned.

(2) The percentages shown include Common Stock actually owned as of the date of the above table and Common Stock as to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to the Series A Preferred, options or warrants, as indicated. In calculating the percentage of ownership, all shares of Common Stock which the identified person had the right to acquire within 60 days of the date of the above table are deemed to be outstanding when computing the percentage of Common Stock owned by such person but are not deemed to be outstanding when computing the percentage of Common Stock owned by any other person.

(3) Includes 462,500 shares of Common Stock and shares of Common Stock issuable upon conversion of 22,300 shares of Series A indirectly owned via an affiliated corporation, Richter & Co., Inc. ("RCI"), which thereby beneficially owns in its own name 685,500 shares or 8.1% of the Company's Common Stock. Also includes shares of Common Stock issuable upon conversion of 3,883 and 4,530 shares of Series A Preferred held via two other corporations. Also includes shares of Common Stock issuable upon conversion of 2,500 shares of Series A Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

(4) Includes 6.67% of the 6,337 shares of common stock and 19,412 shares of Series A Preferred stock held by an affiliated corporation, with respect to which William R. Cohen owns 6.67% of the outstanding stock.

(5) Includes 20% of the 6,337 shares of common stock and 19,412 shares of Series A Preferred stock held by an affiliated corporation, with respect to which Mr. Oolie owns 20% of the outstanding stock. Also includes 8,679 shares owned by Mr. Oolie's wife, as to which Mr. Oolie disclaims beneficial ownership.

(6)  The indicated shares are held by Mr. Blum's spouse.

(7) Includes 43.75% of the 4,530 shares of Series A Preferred held by an affiliated corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NATIONAL HEALTH ENTERPRISES, INC.

                  Management Agreement. On December 12, 1997 the Company's Board of Directors agreed to extend the term of the Company's Management Agreement with NHE to March 18, 2003. Also, effective March 18, 1998, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by $50,000 per year to $250,000 per year.

                  Stock Option Grant. Pursuant to the Management Agreement, on March 18, 1993, the Company issued options (the "Options") to NHE for the purchase of up to 4,400,000 shares of the Company's Common Stock. Also pursuant to the Management Agreement, the Company entered into a Registration Rights Agreement effective March 18, 1993 with NHE, Mr. Blum, Jr. and Mr. Cohn.

                  The Options are transferable only to employees or affiliates of NHE performing substantial services for or on behalf of the Company or to employees of the Company, subject to compliance with applicable law. Effective January 27, 1997, NHE transferred 200,000 options, which had automatically reverted to NHE from a former officer, to Neal A. Kempler. Effective April 6, 1998, NHE transferred 100,000 options to Joel H. Alperstein.

                  During August 1998, Messrs. Blum, Jr., Cohn and Richter exercised all of their outstanding options from the March 18, 1993 Stock Option Grant. See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities."

                  Subordinated Promissory Notes. On March 18, 1993, the Company obtained loans in the amount of $80,000 from each of Mr. Blum, Jr. and Mr. Cohn. The notes were due March 18, 1998 and accrued interest at the rate of 6% per annum, provided that the holders could accelerate the notes if the Company terminated the Management Agreement without cause. Interest was payable semiannually in arrears, commencing September 18, 1993. The notes were unsecured and subordinated to the Company's outstanding 9 1/2% Debentures and future indebtedness of the Company for borrowed money. The Company paid $8,416 and $10,442 in interest under the terms of these notes in fiscal 1998 and 1997, respectively. On March 18, 1998 the Company paid Mr. Blum, Jr. and Mr. Cohn the outstanding principal and accrued interest amounts on the subordinated promissory notes.

                  Marketing Agreement. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. In fiscal 1998 and 1997, the Company paid approximately $211,000 and $65,000, respectively, to NHE under the Marketing Agreement. In fiscal 1998 and 1997, the Company paid approximately $8,000 and $14,000, respectively, in reimbursable marketing expenses to NHE under the Marketing Agreement.

                  Investment Banking Services. On April 23, 1998, the Company entered into a Supplemental Agreement with Richter & Co., Inc. ("RCI") for Investment Banking services related to the Exchange Offer for the Company's Series 2 Preferred shares. RCI received cash consideration of $50,000 and 250,000 shares of the Company's Common Stock. RCI assigned 100,000 shares of the Company's Common Stock received under this agreement to William L. Richter.

SOFTWARE DEVELOPMENT SERVICES

                  During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company paid approximately $0 and $76,000 to NCS for such services during fiscal 1998 and 1997, respectively. Additionally, the Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $12,000 and $15,502 of computer lease charges in fiscal 1998 and 1997, respectively. Kenneth L. Blum, Jr., a Director, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the former Acting President and CEO, and a Director of the Company.

                  During fiscal 1997, the Company decided to discontinue the programming services being performed related to portions of the computer system not yet placed in service. It was further determined that all of the Company's current systems, which to date have been running on three separate platforms, should be integrated through the use of the PC platform. The Company has continued to use the completed modules developed by NCS while the new system is under development. The capitalized costs related to modules not yet placed in service, $286,069, were expensed in fiscal 1997. See Item 6 -- "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

                                         AVESIS INCORPORATED


     Date August 24, 1998               By:  /s/ Alan S. Cohn
         -----------------              -----------------------------------
                                        Alan S. Cohn
                                        President and Chief Executive Officer

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                            Date
---------                            -----                            ----

/s/ Alan S. Cohn              President, Chief                   August 24, 1998
------------------------      Executive Officer and Director
Alan S. Cohn

/s/ Neal A. Kempler           Corporate Secretary and            August 24, 1998
------------------------      Vice President of Operations
Neal A. Kempler

/s/ Joel H. Alperstein        Treasurer and                      August 24, 1998
------------------------      Director of Finance
Joel H. Alperstein            (Principal Financial Officer)

 /s/ Shannon R. Barnett       Controller                         August 24, 1998
------------------------      (Principal Accounting Officer)
Shannon R. Barnett

 /s/ William R. Cohen         Co-Chairman of the                 August 24, 1998
------------------------      Board of Directors
William R. Cohen

 /s/ William L. Richter       Co-Chairman of the                 August 24, 1998
------------------------      Board of Directors
William L. Richter

/s/ Kenneth L. Blum, Sr.      Director                           August 24, 1998
------------------------
Kenneth L. Blum, Sr.

/s/ Kenneth L. Blum, Jr.      Director                           August 24, 1998
------------------------
Kenneth L. Blum, Jr.

 /s/ Gerald L. Cohen          Director                           August 24, 1998
------------------------
Gerald L. Cohen

 /s/ Sam Oolie                Director                           August 24, 1998
------------------------
Sam Oolie

                               AVESIS INCORPORATED
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 1998

Exhibit
No.             Exhibit                                          Incorporated by Reference from the:
-------         -------                                          -----------------------------------
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

4.5    Specimen Certificate representing $10 Class A          Amendment No. l to the Company's Registration
       Nonvoting Cumulative Convertible Preferred Statement   on Form S-l filed June 29, 1989 (File No. 33-28756).
       Stock, Series 2

4.6    Statement of Designations, Preferences,                Company's Schedule 13E-4 filed April 27, 1998
       Privileges, Voting Powers, Restrictions and            (Annex A).
       Qualifications of the Series A Preferred

10.1*  Incentive Stock Option Plan of the Company, as         Company's Registration Statement on Form S-1
       amended                                                (File No. 33-17217) filed January 12, 1988,
                                                              and declared effective January 12, 1988.

10.2*  401(k) Plan of the Company                             Company's annual report on Form 10-K for the
                                                              year ended May 31, 1989 (File No. 1-9758).

10.3*  Management Agreement dated March 18, 1993              Company's report on Form 8-K dated March 18,
       between the Company and NHE                            1993 (File No. 1-9758).

10.4*  Stock Option Grant to NHE dated March 18, 1993         Company's report on Form 8-K dated March 18,
       relating to options for the purchase of                1993 (File No. 1-9758).
       4,400,000 shares of the Company's Common Stock

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

10.8*  Marketing Agreement dated March 18, 1993 between       Company's report on Form 8-K dated March 18,
       the Company and NHE                                    1993 (File No. 1-9758).

10.9   Option Transfer Documents dated March 31, 1993         Company's report on Form 8-K dated March 18,
                                                              1993 (File No. 1-9758).

10.10* Stock Purchase Warrant issued to Richter & Co.,        Company's report on Form 8-K dated March 18,
       Inc. dated March 18, 1993 for the purchase of          1993 (File No. 1-9758).
       240,000 shares of the Issuer's Common Stock

10.11* Stock Purchase Warrant issued to William L.            Company's report on Form 8-K dated March 18,
       Richter dated March 18, 1993 for the purchase of       1993 (File No. 1-9758).
       160,000 shares of the Issuer's Common Stock

10.12* 1993 Stock Option Plan                                 Company's annual report on Form 10-KSB for the
                                                              year ended May 31, 1993 (File No. 1-9758).

10.13  Lease Agreement between the Company and Phoenix        Company's Report on Form 10-QSB for the three
       City Square                                            months ended February 28, 1995 (File No. 1-9758).

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

10.16  Litigation Agreement between the Company and Ken       Company's Report on Form 10-KSB for the year
       Blum, Sr., Ken Blum, Jr., and Alan Cohn                ended May 31, 1997 (File No. 0-15304).

10.17  Sublease Agreement between the Company and             Company's Report on Form 10-KSB for the year
       InfoImage, Inc.                                        ended May 31, 1997 (File No. 0-15304).

10.18  Lease Agreement between the Company and                Company's Report on Form 10-KSB for the year
       Principal Mutual Life Insurance Company                ended May 31, 1997 (File No. 0-15304).

10.19  Supplemental Agreement to the December 5, 1994         filed herewith
       Investment Banking Agreement

11     Statement recomputation of per-share earnings          Earnings (Loss) per Share Computation, see
                                                              Note 8 to the Notes to Consolidated Financial
                                                              Statements.

21 Subsidiary of Registrant                                   filed herewith

27 Financial Data Schedule                                    filed herewith

* Identified as a compensatory arrangement as required by Item 13(a) of Form 10-KSB.