Form 10QSB
period 1998-08-31
AVESIS INC
filed 1998-10-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended             August 31, 1998
                                         ---------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                    to
                                         ------------------    -----------------


                  Commission File Number        0-15304
                                         ----------------------

                               AVESIS INCORPORATED
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Delaware                                       86-0349350
-------------------------------                ---------------------------------
(State or other jurisdiction of
 incorporation or organization)                (IRS Employer Identification No.)


                 3724 N. Third St., Suite 300, Phoenix, AZ 85012
                 -----------------------------------------------
                    (Address of principal executive offices)

                                (602) 241 - 3400
                          -----------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on October 13, 1998 was 7,394,297.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One)  [ ] Yes [X] No

                                     1 of 13

                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements

                              AVESIS INCORPORATED
                                 BALANCE SHEET
                             AS OF AUGUST 31, 1998

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents                                    $  1,931,247
    Receivables, net                                                  340,746
    Prepaid expenses and other                                        128,852
                                                                 ------------
         Total current assets                                       2,400,845
Property and equipment, net                                           432,667
Deposits and other assets                                             242,787
                                                                 ------------
         Total Assets                                            $  3,076,299
                                                                 ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable                                             $  1,265,229
    Current installments of obligations under
      capital lease                                                    10,288
    Accrued expenses:
       Compensation                                                    29,732
       Other                                                           47,583
    Deferred income                                                    21,347
                                                                 ------------
           Total current liabilities                                1,374,179

Accrued rent                                                           50,135
Obligations under capital lease, excluding current installments        28,556
                                                                 ------------
           Total liabilities                                        1,452,870
                                                                 ------------
Stockholders' equity:
    Preferred stock $.01 par value, authorized 12,000,000 shares:
       $3.75 Class A, senior nonvoting cumulative
        convertible preferred stock, Series A, $.01 par
        value; authorized 1,000,000 shares; 315,260
        issued and outstanding (liquidation preference
        of $3.75 per share)                                             3,153
       $10 Class A, nonvoting cumulative convertible
        preferred stock, Series 2, $.01 par value;
        authorized 1,000,000 shares; 6,500 shares issued
        and outstanding (liquidation preference of $10 per
        share) and $33,638 of dividends in arrears at
        $5.175 per share; dividends accrue at $.225 per
        share per calendar quarter                                         65
    Common stock of $.01 par value, authorized
        20,000,000 shares; 7,411,297 shares issued and
        outstanding                                                    74,113
    Additional paid-in capital                                     10,527,166
    Accumulated deficit                                            (8,981,068)
                                                                 ------------
           Net stockholders' equity                                 1,623,429
                                                                 ------------
                                                                 $  3,076,299
                                                                 ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 1998 AND 1997
                                   (Unaudited)

                                                          Quarters Ended
                                                     August 31      August 31
                                                    --------------------------
                                                        1998           1997
                                                       ----           ----
Service revenues:
    Administration fees                             $ 1,994,944    $ 1,364,712
    Buying group sales                                  405,713        418,530
    Provider fees                                        37,053         26,466
    Other                                                 1,588          1,504
                                                    -----------    -----------

     Total service revenues                           2,439,298      1,811,212

Cost of services                                      1,832,672      1,382,649
                                                    -----------    -----------

     Income from services                               606,626        428,563

General and administrative expenses                     237,884        227,139

Selling and marketing expenses                          249,423        143,260
                                                    -----------    -----------

     Income from operations                             119,319         58,164

Non-operating income (expense):
    Other income                                          1,319          1,710
    Interest income                                      10,128          8,753
    Interest expense                                     (1,104)        (7,385)
                                                    -----------    -----------

     Net non-operating income (expense)                  10,343          3,078
                                                    -----------    -----------

     Net income                                     $   129,662    $    61,242
                                                    ===========    ===========

Preferred stock dividends                               (28,053)       (87,342)
                                                    -----------    -----------
     Net income/(loss) available to common
      stockholders                                  $   101,599    $   (26,100)
                                                    ===========    ===========

Earnings per share - basic                          $      0.02    $      (.00)
                                                    ===========    ===========

Earnings per share - diluted                        $      0.02    $      (.00)
                                                    ===========    ===========
Weighted average common and equivalent shares
  outstanding - basic                                 5,059,711      4,100,420
                                                    ===========    ===========
Weighted average common and equivalent shares
  outstanding - diluted                               8,327,918      4,138,220
                                                    ===========    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 1998 AND 1997
                                   (Unaudited)

                                                              Quarters Ended
                                                            1998         1997
                                                            ----         ----
Cash flows from operating activities:
  Net income                                             $  129,662    $ 61,242
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            27,892      25,609
    Changes in assets and liabilities:
      Decrease in receivables                               139,162      51,557
      (Increase) Decrease in prepaid expenses               (13,401)     10,317
      Decrease (Increase) in other assets                       722     (48,775)
      Increase in accounts payable                          159,064     128,917
      (Decrease) in accrued expenses                        (31,165)    (50,298)
      Increase (Decrease) in deferred income                  4,399      (8,114)
      (Decrease) in accrued rent                             (5,875)     (5,091)
                                                         ----------    --------
           Total adjustments                                280,798     104,122
                                                         ----------    --------

           Net cash provided by operating activities        410,460     165,364
                                                         ----------    --------
Cash flows from investing activities:
  Purchases of property and equipment                       (52,702)    (58,617)
  Proceeds from dispositions of property and equipment        1,370         -0-
                                                         ----------    --------
           Net cash used in investing activities            (51,332)    (58,617)
                                                         ----------    --------

Cash flows from financing activities:
  Principal payments under capital lease obligations         (2,579)        -0-
  Exercise of stock options and warrants                  1,228,656         -0-
  Payments for repurchase of common and preferred stock    (647,568)        -0-
                                                         ----------    --------
           Net cash provided by financing activities        578,509         -0-
                                                         ----------    --------

           Net increase in cash and cash equivalents        937,637     106,747

Cash and cash equivalents at beginning of period            993,610     817,535
                                                         ----------    --------

Cash and cash equivalents at end of period               $1,931,247    $924,282
                                                         ==========    ========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1998 AND 1997
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the year ended May 31, 1998.

Note 2. Earnings (Loss) per Share

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three month periods ended August 31, 1998 and 1997 follows:

                                                         Period ended     Period ended
                                                        August 31, 1998  August 31, 1997
                                                        ---------------  ---------------
Net earnings                                           $    129,662       $     61,242
Less:  preferred stock dividends                             28,063             87,342
                                                       ============       ============
Income (loss) available to common stockholders              101,599            (26,100)
                                                       ============       ============
Basic EPS - weighted average shares outstanding           5,059,711          4,100,420
                                                       ============       ============
Basic earnings (loss) per share                        $       0.02       $      (0.00)
                                                       ============       ============
Basic EPS - weighted average shares outstanding           5,059,711          4,100,420
Effect of dilutive securities:
 Convertible debentures                                         --              37,800
 Convertible preferred stock                              3,268,207                 --
                                                       ------------       ------------
Dilutive EPS - weighted average shares outstanding        8,327,918          4,138,220
Net earnings                                           $    129,662       $    (26,100)
Interest expense on non-CSE debt                               --                4,489
                                                       ------------       ------------
                                                            129,662            (21,611)
Diluted earnings (loss) per share                      $       0.02       $      (0.00)
                                                       ============       ============
Convertible  debentures  not included in diluted EPS
 since antidilutive                                           --                    --
                                                       ============       ============
Convertible  Preferred Stock not included in diluted
  EPS since antidilutive                                       --              970,450
                                                       ============       ============


Note 3. Use of Estimates

     Management  of the  Company  has made  certain  estimates  and  assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 4. Preferred Stock

     On July 27, 1998 the Company's Board of Directors adopted resolutions canceling the Certificate of Designation of the Company's $100 Class A,
Nonvoting Cumulative Convertible Preferred Stock, Series 1 and the Company's Class A, Convertible Preferred Stock, Series 3. No shares of Series 1 Preferred and Series 3 Preferred are outstanding. The 1,000,000 authorized shares of Series 1 Preferred and the 100,000 authorized shares of Series 3 Preferred have been returned to the status of unissued preferred stock.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE QUARTERS ENDED AUGUST 31, 1998 AND 1997

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

     Avesis Incorporated, a Delaware corporation (together with its subsidiary, the "Company"), incorporated in June 1978, markets and administers vision, hearing, dental and chiropractic managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members" or "Cardholders"), who are enrolled through various Sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of services and products through networks of providers such as ophthalmologists, optometrists, opticians, hearing specialists, dentists and chiropractors ("Providers").

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

RESULTS OF OPERATIONS:

     The Company's total service revenues totaled $2,439,298 for the quarter ended August 31, 1998, compared to $1,811,212 for the same period in fiscal 1997, representing an increase of $628,086 (35%). The increase is principally due to a vision plan Sponsor who has increased the level of benefit of the Cardholders, and the resulting fees, over the prior year, and a second vision plan Sponsor who added approximately 33,000 Cardholders during May 1998.

     Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Cardholder base is derived from a limited number of Sponsors. The Company's four largest Sponsors accounted for approximately 80% and 77% of the total administration fee revenue for the quarters ended August 31, 1998 and 1997, respectively.

     Administration fees from the Company's vision and hearing programs accounted for $1,691,887 (69%) and $1,057,207 (58%) of total service revenues during the quarters ended August 31, 1998 and 1997, respectively. There were approximately 794,000 vision and 6,000 hearing Cardholders as of August 31, 1998, compared to approximately 579,000 vision and 7,000 hearing Cardholders as of August 31, 1997. The increase in vision and hearing revenue during the current quarter was largely the result of the two vision plan Sponsors mentioned above. The other changes in the number of vision and hearing Cardholders were due to Sponsors' employee or Member fluctuations.

     Vision provider fee revenue increased by $10,587 (40%) during the quarter ended August 31, 1998, as compared to the same period in fiscal 1997. The increase in vision provider fee revenue resulted from an increase in Members participating in a Plan under which the Providers are required to pay the fee.

     Administration fees from the Company's dental program accounted for $296,785 (12%) and $297,389 (16%) of total service revenues during the quarters ended August 31, 1998 and 1997, respectively. There were approximately 162,000 and 124,000 dental cardholders as of August 31, 1998 and 1997, respectively. The Company's dental program revenue has remained relatively the same while the number of dental Cardholders has increased due to pricing differences among the different plan benefits, as discussed above. The changes in the number of dental cardholders were due to the addition of a discount plan Sponsor with approximately 91,000 cardholders and existing Sponsors' Member and employee fluctuations.

     The Company makes available to its Providers a buying group program that enables the Provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Buying group revenues were $405,713 (17%) and $418,530 (23%) for the quarters ended August 31, 1998 and 1997, respectively.

     Cost of  services  were  $1,832,672  (75%)  and  $1,382,649  (76%)  for the quarters ended August 31, 1998 and 1997, respectively. These costs primarily relate to servicing Members, provider network development, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The Company expects the cost of services to remain relatively constant as a percentage of total service revenues for the foreseeable future, based upon the anticipation that the current mix of managed care and discount programs will continue.

     General and administrative expenses were $237,884 (10%) and $227,139 (13%) for the quarters ended August 31, 1998 and 1997, respectively. The decrease in general and administrative expenses, as a percentage of total service revenues, in the quarter ended August 31, 1998, as compared to the same period in fiscal 1997 is due to the Company's ability to maintain approximately level expenditures while total service revenues increased.

     Selling and marketing expenses were $249,423 (10%) and $143,260 (8%) for the quarters ended August 31, 1998 and 1997, respectively. Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The increase in expenses during the current period was primarily due to the addition of personnel involved in the Company's sales and marketing activities and the increase of commissions directly related to the Company's increased administrative fee revenues. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,931,247 as of August 31, 1998, compared to $993,610 as of May 31, 1998. The increase of $937,637 was due primarily to the Company's ability to reduce expenses, increase timely collections of accounts receivable, advantageously time payments to vendors during the quarter and the exercise of stock options and warrants during August 1998. The Company is maintaining its policy of paying vendors on a net 45 day basis and continues to be current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     As of August 31, 1998, the Company had $1,265,229 of Accounts Payable, compared to $1,106,165 as of May 31, 1998. The increase is predominately due to claims reserves of $973,077 as of August 31, 1998, compared to $786,052 as of May 31, 1998, included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. As previously mentioned, the Company has seen significant growth of managed vision care revenues and the associated claims. The Company believes this reserve is adequate.

     During fiscal 1998 the Company retired the final $189,000 of Convertible Subordinated Debentures, due December 1, 1997, and all $160,000 of subordinated notes payable to certain affiliates due March 18, 1998, with funds provided by operations. Accordingly, there were no amounts listed as interest for Debentures or Notes payable to stockholders during the current quarter on the Statements of Cash Flows.

     The Company expects to pay dividends of approximately $51,715 on the Series A Preferred on December 1, 1998.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer systems that were written using two digits rather than four to define the applicable year. This programming decision may prevent such systems from accurately processing dates occurring in the year 2000 and thereafter. This could result in system failures or in miscalculations causing a disruption of operations, including, but not limited to, a temporary inability to process Member eligibility information, to process claims payments, or to engage in routine business activities and operations.

    The Company has reviewed all internally used software and believes that the new systems that have recently been developed and are currently under testing and all other critical applications are Year 2000 compliant. Based upon its current computer operations and systems development, the Company believes that its risks related to Year 2000 compliance are minimal. The Company does not presently anticipate that any additional costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly. The Company believes that all significant vendors and clients have Year 2000 remediation efforts underway. To the extent that the Company's vendors and clients data is not Year 2000 compliant, the Company's new systems have been written with the flexibility to translate the data accordingly into a Year 2000 compliant format. Therefore, the Company believes that its risks related to Year 2000 compliance by vendors and clients are minimal.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. The adoption of this statement contains no change in disclosure requirements for the Company.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic area and major customers. This pronouncement will be required to be implemented in the year ended May 31, 1999 and may result in presenting more detailed information in the notes to the Company's consolidated financial statements.

                            PART II OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, places restrictions upon the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during October 1998, on shares of its Series 2 Preferred Stock. Such dividend is cumulative and the total dividend arrearage is $32,400, or $5.40 per share, as of September 30, 1998.

Item 5. Other Information

(a)  Retirement of Stock Information

     As previously disclosed in the Company's Form 10-KSB for the year ended May 31, 1998, filed on August 26, 1998, the Company made the following stock repurchases and retirements:

                                Series A Series 2 Total Purchase Price including
                                -------- -------- ------------------------------
        Date      Common Shares  Shares   Shares           Commissions
        ----      -------------  ------   ------           -----------
   June 15, 1998      46,500                                 $10,950
   June 24, 1998     123,441      2,620                      $45,000
   July 22, 1998                          60,000            $180,000
   July 28, 1998                           1,000              $3,000
  August 20, 1998                          2,800              $8,400

     Subsequent to the filing the Company's Form 10-KSB for the year ended May 31, 1998, the Company made the following stock repurchases and retirements:

                                Series A Series 2 Total Purchase Price including
                                -------- -------- ------------------------------
      Date        Common Shares  Shares   Shares           Commissions
      ----        -------------  ------   ------           -----------
 August 28, 1998     931,888                                $400,712
September 3, 1998                           500               $1,500
September 8, 1998     17,000                                  $3,928
September 24, 1998                2,000                       $5,268
 October 8, 1998                  6,800                      $25,925

(b)  Exercise of Stock Options and Warrants

     As previously disclosed in the Company's Form 10-KSB for the year ended May 31, 1998, filed on August 26, 1998, the following individuals exercised their stock options or warrants as of August 24, 1998, in the following amounts at the following exercise prices per option or warrant:

Option/Warrant Holder   Number of Options   Number of Warrants   Modified Exercise Price
---------------------   -----------------   ------------------   -----------------------
Alan S. Cohn                1,054,750                                    $0.31
Alan S. Cohn                  700,000                                    $0.26
Kenneth L. Blum, Jr.        1,064,750                                    $0.31
Kenneth L. Blum, Jr.          700,000                                    $0.26
William L. Richter             50,000                                    $0.31
William L. Richter                               109,091                 $0.31
William L. Richter                                50,909                 $0.26
Richter & Co., Inc.            72,500                                    $0.31
Richter & Co., Inc.                              163,636                 $0.31
Richter & Co., Inc.                               76,364                 $0.26
William R. Cohen              100,000                                    $0.26

     On August 28, 1998 the following individual exercised his stock options, in the following amount at the following exercise price per option:

Option/Warrant Holder   Number of Options   Number of Warrants   Modified Exercise Price
---------------------   -----------------   ------------------   -----------------------
Gerald L. Cohen              100,000                                      $0.26

Item 6. Exhibits and Reports on Form 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b)  No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                         - - - - - - - - - - - - - - - -
                                  (Registrant)



Date:     October 13, 1998           /s/ Neal A. Kempler
      --------------------           -------------------------------------------
                                     Neal A. Kempler, Vice President
                                     and Secretary



Date:     October 13, 1998           /s/ Joel H. Alperstein
      --------------------           -------------------------------------------
                                     Joel H. Alperstein, Director of Finance
                                     and Treasurer (Principal Financial Officer)

                               Avesis Incorporated
                                  Exhibit Index
                Form 10-QSB for the Quarter Ended August 31, 1998


Exhibit No.   Description                 Incorporated by Reference from the:
-----------   -----------                 -----------------------------------
11            Statement re: Computation   Earnings (Loss) per Share Computation,
              of per Share Earnings       see  Note 2 to the Notes to Condensed
                                          Consolidated Financial Statements.

27            Financial Data Schedule     Filed herewith