Form 10QSB
period 1998-11-30
AVESIS INC
filed 1999-01-12
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended  November 30, 1998
                                        -------------------


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                 to
                                         ---------------     ---------------

                         Commission File Number 0-15304
                                               ------------

                               AVESIS INCORPORATED
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                               86-0349350
 ------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


            3724 North Third Street, Suite 300 Phoenix, Arizona 85012
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241-3400
                           --------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on January 4, 1999 was 7,356,297.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                           (Check One) [ ] Yes [X] No

                                     1 of 14

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                NOVEMBER 30, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,126,195
  Receivables, net                                                      356,419
  Prepaid expenses and other                                            252,082
                                                                   ------------
      Total current assets                                            2,734,696
  Property and equipment, net                                           424,282
  Deposits and other assets                                             241,981
                                                                   ------------
      Total Assets                                                 $  3,400,959
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  1,419,567
  Current installments of obligations
    under capital lease                                                  10,288
  Accrued expenses-
    Compensation                                                         51,077
    Other                                                               111,478
  Deferred income                                                        16,368
                                                                   ------------
      Total current liabilities                                       1,608,778
Accrued rent                                                             37,542
Obligations under capital lease, excluding
  current installments                                                   25,898
                                                                   ------------
      Total liabilities                                               1,672,218
                                                                   ------------
Stockholders' equity:
  Preferred stock $.01 par value, authorized 12,000,000 shares:
  $3.75 Class A, senior nonvoting cumulative convertible
    preferred stock, Series A, $.01 par value; authorized
    1,000,000 shares; 304,960 issued and outstanding
    (liquidation preference of $3.75 per share)                           3,050
  $10 Class A, nonvoting cumulative convertible preferred
    stock, Series 2, $.01 par value; authorized 1,000,000
    shares; 6,000 shares issued and outstanding (liquidation
    preference of $10 per share) and $32,400 of dividends in
    arrears at $5.40 per share; dividends accrue at $.225 per
    share per calendar quarter                                               60
  Common stock of $.01 par value, authorized 12,000,000 shares;
    7,394,297 shares issued and outstanding                             73,943
    Additional paid-in capital                                       10,485,407
    Accumulated deficit                                              (8,833,719)
                                                                   ------------
      Net stockholders' equity                                        1,728,741
                                                                   ------------
                                                                   $  3,400,959
                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                             Quarters Ended              Six Months Ended
                                       --------------------------  --------------------------
                                       November 30,  November 30,  November 30,  November 30,
                                           1998         1997         1998           1997
                                           ----         ----         ----           ----
Service revenues:
  Administration fees                  $ 2,175,078   $1,553,780   $4,170,022     $2,918,492
  Provider fees                             35,780       28,330       72,833         54,796
  Buying group                             383,613      387,079      789,326        805,609
  Other                                        887        1,103        2,474          2,607
                                       -----------   ----------   ----------     ----------
  Total service revenues                 2,595,358    1,970,292    5,034,655      3,781,504

Cost of services                         1,854,719    1,467,039    3,687,391      2,849,689
                                       -----------   ----------   ----------     ----------

  Income from services                     740,639      503,253    1,347,264        931,815

General and administrative expenses        276,674      230,608      514,557        457,748

Selling and marketing expenses             286,458      189,824      535,881        333,084
                                       -----------   ----------   ----------     ----------

  Income from operations                   177,507       82,821      296,826        140,983
                                       -----------   ----------   ----------     ----------
Non-operating income (expense):
  Other income (expense)                       605      (25,373)       1,925        (23,662)
  Interest income                           21.976        8,664       32,104         17,417
  Interest expense                          (1,024)      (7,776)      (2,129)       (15,161)
  Loss on asset disposal                       -0-       (2,124)         -0-         (2,124)
                                       -----------   ----------   ----------     ----------

  Net non-operating income (expense)        21,557      (26,609)      31,900        (23,530)
                                       -----------   ----------   ----------     ----------

  Net income                           $   199,064   $   56,212   $  328,726     $  117,453
                                       ===========   ==========   ==========     ==========

Preferred stock dividends                  (27,081)     (87,342)     (54,162)      (174,684)

  Net income/(loss) available to
  common stockholders                  $   171,983   $  (31,130)  $  274,564     $  (57,231)
                                       ===========   ==========   ==========     ==========

Earnings/(loss) per share - Basic      $      0.02   $    (0.01)  $     0.04     $    (0.01)
                                       ===========   ==========   ==========     ==========

Earnings/(loss) per share - Diluted    $      0.02   $    (0.01)  $     0.03     $    (0.01)
                                       ===========   ==========   ==========     ==========
Weighted average common and equivalent
shares outstanding - Basic               7,395,792    4,097,673    6,221,369      4,099,054
                                       ===========   ==========   ==========     ==========
Weighted average common and equivalent
shares outstanding - Diluted            10,505,803    4,135,473    9,410,912      4,136,854
                                       ===========   ==========   ==========     ==========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                             1998         1997
                                                             ----         ----
Cash flows from operating activities:
   Net income                                            $  328,726   $ 117,453
                                                         ----------   ---------
   Adjustments to reconcile net income to net
    cash provided by in operating activities:
     Depreciation and amortization                           57,840      54,937
     Loss on fixed asset disposal                               -0-       2,124
     Changes in assets and liabilities:
       Decrease (increase) in receivables                   123,490      (6,187)
       (Increase) in prepaid expenses and other            (136,632)   (174,271)
       Decrease (increase) decrease in other assets           1,528     (74,861)
       Increase in accounts payable                         313,402     304,268
       (Decrease) in accrued expenses                          (970)    (69,092)
       (Decrease) in deferred income                           (579)    (15,930)
       (Decrease) increase in accrued rent                  (15,139)     12,534
                                                         ----------   ---------
          Total adjustments                                 342,940      33,522
                                                         ----------   ---------

          Net cash provided by operating activities         671,666     150,975
                                                         ----------   ---------
Cash flows from investment activities:
  Purchases of property and equipment                       (74,265)   (209,738)
  Proceeds from dispositions of property
   and equipment                                              1,370       5,000
                                                         ----------   ---------

          Net cash used in investing activities             (72,895)   (204,738)
                                                         ----------   ---------
Cash flows from financing activities:
  Principal payments under capital lease obligation          (5,237)     (1,612)
  Exercise of stock options and warrants                  1,228,656         -0-
  Payments for repurchase of common and preferred stock    (689,605)     (2,500)
                                                         ----------   ---------
          Net cash provided by (used in)
           financing activities                             533,814      (4,112)
                                                         ----------   ---------
          Net (decrease) increase in cash and
           cash equivalents                               1,132,585     (57,875)

Cash and cash equivalents, beginning of period              993,610     817,535
                                                         ----------   ---------

Cash and cash equivalents, end of period                  2,126,195     759,660
                                                         ==========   =========
Supplemental information:

(a) Interest paid during the period -
      Debentures                                                -0-       8,978

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 31, 1998 AND 1997
                                   (Unaudited)
Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiary, Avesis of Washington, D.C. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the year ended May 31, 1998.

Note 2.  Earnings (Loss) per Share

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the quarter and six month periods ended November 30, 1998 and 1997 follows:

                                             Quarter ended       Quarter ended
                                           November 30, 1998   November 30, 1997
                                           -----------------   -----------------
Net earnings                                  $   199,064         $   56,212
Less:  preferred stock dividends                   27,081             87,342
                                              -----------         ----------
Income (loss) available to common
 stockholders                                     171,983            (31,130)
                                              ===========         ==========
Basic EPS - weighted average shares
 outstanding                                    7,395,792          4,097,673
                                              ===========         ==========
Basic earnings (loss) per share               $      0.02         $    (0.01)
                                              ===========         ==========
Basic EPS - weighted average shares
 outstanding                                    7,395,792          4,097,673
Effect of dilutive securities:
  Convertible debentures                               --             37,800
  Convertible preferred stock                   3,110,011                 --
                                              -----------         ----------
Dilutive EPS - weighted average shares
 outstanding                                   10,505,803          4,135,473
Net earnings                                  $   199,064         $  (31,130)
Interest expense on non-CSE debt                       --              4,489
                                              -----------         ----------
                                                  199,064            (26,641)
Diluted earnings (loss) per share             $      0.02         $    (0.01)
                                              ===========         ==========
Convertible Preferred Stock not included
 in diluted EPS since antidilutive                     --            970,450
                                              ===========         ==========

                                         Six months ended       Six months ended
                                         November 30, 1998     November 30, 1997
                                         -----------------     -----------------

Net earnings                                $   328,726           $   117,453
Less:  preferred stock dividends                 54,162               174,684
                                            -----------           -----------
Income (loss) available to common
 stockholders                                   274,564               (57,231)
                                            ===========           ===========
Basic EPS - weighted average shares
 outstanding                                  6,221,369             4,099,054
                                            ===========           ===========
Basic earnings (loss) per share             $      0.04           $     (0.01)
                                            ===========           ===========
Basic EPS - weighted average shares
 outstanding                                  6,221,369             4,099,054
Effect of dilutive securities:
  Convertible debentures                             --                37,800
  Convertible preferred stock                 3,189,543                    --
                                            -----------           -----------
Dilutive EPS - weighted average shares
 outstanding                                  9,410,912             4,136,854
Net earnings                                $   328,726           $   (57,231)
Interest expense on non-CSE debt                     --                 8,978
                                            -----------           -----------
                                                328,726               (48,254)
Diluted earnings (loss) per share           $      0.03           $     (0.01)
                                            ===========           ===========
Convertible Preferred Stock not included
 in diluted EPS since antidilutive                   --               970,450
                                            ===========           ===========

Note 3.  Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 4.  Credit Facility

     On November 16, 1998, the Company entered into a revolving credit facility agreement with Norwest Bank Arizona, N.A. to provide a sum not to exceed $100,000 at an interest rate of prime plus one and one half percent (1.5%) with an initial maturity date of November 1, 1999. The credit facility is collateralized by the Company's accounts receivable, inventory, equipment and general intangibles. The purpose of the credit facility is to cover short term operating needs pending the collection of accounts receivable. The Company has not used the revolving credit facility during 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and cardholders enrolled in the Company's benefit programs, the relevance of the Company's historical performance, Year 200 issues and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and six months ended November 30, 1998 and 1997:

                               Quarter Ended                 Quarter Ended
                             November 30, 1998             November 30, 1997           Increase/(Decrease)
                          ------------------------      ------------------------      ---------------------
                                       % of Total                    % of Total                        %
REVENUE:                             Service Revenue               Service Revenue                   Change
                                     ---------------               ---------------                   ------
Total Service Revenue     $2,595,358      100%          $1,970,292      100%          $ 625,066        24%
Vision & Hearing Program   1,885,658       73%           1,228,662       62%            656,996        35%
Vision Provider Fee           35,780        1%              28,330        1%              7,450        21%
Dental Program               289,352       11%             324,847       16%            (35,495)      (12%)
Buying Group Program         383,613       15%             387,079       20%             (3,466)       (1%)

EXPENSES:

Cost of Services           1,854,719       71%           1,467,039       74%            387,680        21%
General & Administrative     276,674       11%             230,608       12%             46,066        17%
Selling & Marketing          286,458       11%             189,824       10%             96,634        34%

Net Income                   199,064        8%              56,212        3%            142,852        72%

                             Six Months Ended              Six Months Ended
                             November 30, 1998             November 30, 1997           Increase/(Decrease)
                          ------------------------      ------------------------      ---------------------
                                       % of Total                    % of Total                        %
REVENUE:                             Service Revenue               Service Revenue                   Change
                                     ---------------               ---------------                   ------
Total Service Revenue     $5,034,655      100%          $3,781,504      100%          $ 1,253,151      25%
Vision & Hearing Program   3,577,545       71%           2,285,869       60%            1,291,676      36%
Vision Provider Fee           72,833        1%              54,796        1%               18,037      25%
Dental Program               586,136       12%             622,236       16%              (36,100)     (6%)
Buying Group Program         789,326       16%             805,609       21%              (16,283)     (2%)

EXPENSES:

Cost of Services           3,687,391       73%           2,849,689       75%              837,702      23%
General & Administrative     514,557       10%             457,748       12%               56,809      11%
Selling & Marketing          535,881       11%             333,084        9%              202,797      38%

Net Income                   328,726        7%             117,453        3%              211,273      64%

     Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Cardholder base is derived from a limited number of Sponsors. The Company's four largest Sponsors accounted for approximately 81% and 78% of the total administration fee revenue for the six months ended November 30, 1998 and 1997, respectively.

     The increase in total service revenues is principally due to a vision plan Sponsor who has increased the level of benefit of their Cardholders, and the resulting fees, over the prior year, and a second vision plan Sponsor which added approximately 33,000 Cardholders during May 1998.

     The Company had approximately 771,000 vision and 6,000 hearing cardholders as of November 30, 1998, compared to approximately 629,000 vision and 6,600 hearing cardholders as of November 30, 1997. The increase in vision and hearing revenue during the current quarter and six months was largely the result of the two vision plan Sponsors mentioned above. Other changes in the number of vision and hearing cardholders occurred due to Sponsors' employee or Member fluctuations in the normal course of business. The increase in vision provider fee revenue resulted from an increase in Members participating in a Plan under which the Providers are required to pay the fee.

     The Company had approximately 160,000 and 127,000 dental cardholders as of November 30, 1998 and 1997, respectively. The Company's dental program revenue has declined slightly while the number of cardholders has increased. This situation is caused by the different prices charged per cardholder related to the level of benefit provided, as previously discussed.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in Cost of Services from the prior year resulted from additional claims expenses from the increase of managed care business and payroll for increased staff in the customer service and claims departments. Cost of Services and General and Administrative expenses decreased slightly as a percentage of total service revenues during the quarter and six months ended November 30, 1998, as compared to the same periods in fiscal 1997. This is due to the efficiencies of scale that the Company is starting to realize as its Total Service Revenues and Cardholder base continues to grow.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. The increase in expenses during the current period was primarily due to the addition of a senior salesperson during September 1998 and the increase of commissions directly related to the Company's increased administrative fee revenues. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2,126,195 as of November 30, 1998, compared to $993,610 as of May 31, 1998. The increase of $1,132,585 is primarily due to the Company's continued ability to reduce expenses, increase timely collections of accounts receivable, advantageously time payments to vendors during the six month period and the exercise of stock options and warrants during August 1998. The Company is maintaining its policy of paying vendors on a net 45-day basis and continues to be current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     As discussed in Note 4 to the financial statements, the Company entered into a revolving credit facility on November 16, 1998 for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity.

     As of November 30, 1998, the Company had $1,419,567 of Accounts Payable, compared to $1,106,165 as of May 31, 1998. The increase is predominately due to reserves for claims of $1,139,764 as of November 30, 1998, compared to $786,052 as of May 31, 1998, included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results.

     During the fiscal year ended May 31, 1998, the Company retired the final $189,000 of Convertible Subordinated Debentures, due December 1, 1997, and all $160,000 of subordinated notes payable to certain affiliates due March 18, 1998, with funds provided by operations. Accordingly, there are no amounts listed as interest for Debentures or Notes payable to stockholders during the current quarter on the Statements of Cash Flows.

     The Company paid dividends of $51,715 on the Series A Preferred Stock on December 1, 1998. This amount was included in Accrued Expenses on the Balance Sheet as of November 30, 1998.

     On December 16, 1998, the Company entered into a lease agreement to expand its current principal office location by approximately 3,200 square feet. The term of the lease will run concurrently with the current lease on the principal office location and will expire on September 30, 2002. The additional space is necessary to accommodate the growth of the Company's Customer Service department.

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

     The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly. Based upon information received from third parties, the Company believes that all significant vendors and clients have Year 2000 remediation efforts underway. To the extent that the Company's vendors and clients data are not Year 2000 compliant, the Company's new systems have been written with the flexibility to translate the data accordingly into a Year 2000 compliant format. Therefore, the Company believes that its risks related to disruption arising from Year 2000 compliance by vendors and its clients are minimal.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, places restrictions upon the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during January 1999, on shares of its Series 2 Preferred Stock. Such dividend is cumulative and the total dividend arrearage is $33,750, or $5.63 per share, as of December 31, 1998 for all 6,000 shares outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on December 14, 1998.

(b)  The following nominees were elected for one-year terms as directors of the
     Company:

     William R. Cohen       William L. Richter         Gerald L. Cohen
     Samuel A. Oolie        Kenneth L. Blum, Sr.       Kenneth L. Blum, Jr.
     Alan S. Cohn

(c) On the record date of October 22, 1998, 3,169,297 common shares were deemed outstanding. On October 27, 1998, the 4,242,000 common shares arising from the exercise of stock options and warrants by various members of the Company's Board of Directors were issued and recorded as outstanding.

     The results of voting for the nominees were as follows:

     William R. Cohen, William L. Richter, Gerald L. Cohen, Samuel A. Oolie and Kenneth L. Blum, Sr.

            Number of votes cast for:                   2,137,698
            Number of votes withheld:                      10,100
            Number of non-votes                         1,021,499

     Kenneth L. Blum, Jr. and Alan S. Cohn

            Number of votes cast for:                   2,137,598
            Number of votes withheld:                      10,200
            Number of non-votes                         1,021,499

ITEM 5. OTHER INFORMATION - RETIREMENT OF STOCK INFORMATION

     As previously disclosed in the Company's Form 10-QSB for the quarter ended August 31, 1998, filed on October 14, 1998, the Company made the following stock repurchases and retirements:

                          Common   Series A   Series 2     Total Purchase Price
         Date             Shares    Shares     Shares      including Commissions
         ----             ------    ------     ------      ---------------------
     September 3, 1998                          500              $ 1,500
     September 8, 1998    17,000                                 $ 3,928
     September 24, 1998              2,000                       $ 5,268
     October 8, 1998                 6,800                       $25,925

     Subsequent to the filing of the Company's Form 10-QSB for the quarter ended August 31, 1998, the Company made the following stock repurchases and retirements:

                          Common   Series A   Series 2     Total Purchase Price
         Date             Shares    Shares     Shares      including Commissions
         ----             ------    ------     ------      ---------------------
     November 10, 1998               1,500                       $ 5,418
     December 21, 1998    38,000                                 $11,422

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                               -------------------
                                  (Registrant)



Date: 1/12/99                            /s/ Neal A. Kempler
                                         ---------------------------------------
                                         Neal A. Kempler, Vice President
                                         and Secretary


Date: 1/12/99                            /s/ Joel H. Alperstein
                                         ---------------------------------------
                                         Joel H. Alperstein, Director of Finance
                                         and Treasurer
                                         (Principal Financial Officer)

                               Avesis Incorporated
                                  Exhibit Index
               Form 10-QSB for the Quarter Ended November 30, 1998


Exhibit No.       Description              Incorporated by Reference from the:
-----------       -----------              -----------------------------------
                                           Earnings (Loss) per Share
   11        Statement re: Computation     Computation, see Note 2 to the
             of per Share Earnings         Notes to Condensed Consolidated
                                           Financial Statements

   27        Financial Data Schedule       Filed herewith