Form 10QSB
period 1999-02-28
AVESIS INC
filed 1999-04-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended  February 28, 1999
                                    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to ____________


                         Commission File Number 0-15304
                                                ---------

                               AVESIS INCORPORATED
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                         86-0349350
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            3724 North Third Street, Suite 300 Phoenix, Arizona 85012
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                (602) 241-3400
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on April 7, 1999 was 7,356,297.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

                                 [ ] Yes [X] No

                                     1 of 13

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                FEBRUARY 28, 1999
                                   (Unaudited)

                                 ASSETS
Current assets:
   Cash and cash equivalents                                       $ 2,452,265
   Receivables, net                                                    392,583
   Prepaid expenses and other                                          234,727
                                                                   -----------
   Total current assets                                              3,079,575
   Property and equipment, net                                         468,453
   Deposits and other assets                                           245,146
                                                                   -----------
         Total Assets                                              $ 3,793,174
                                                                   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $ 1,635,255
   Current installments of obligations
     under capital lease                                                10,288
   Accrued expenses-
      Compensation                                                      14,012
      Other                                                             26,159
      Deferred income                                                   20,554
                                                                   -----------
   Total current liabilities                                         1,706,268
   Obligations under capital lease, excluding
     current installments                                               23,166
                                                                   -----------
         Total liabilities                                           1,729,434
                                                                   -----------
Stockholders' equity:
   Preferred stock $.01 par value, authorized 12,000,000 shares:
   $3.75 Class A, senior nonvoting cumulative convertible
     preferred stock, Series A, $.01 par value; authorized
     1,000,000 shares; 301,160 issued and outstanding
     (liquidation preference of $3.75 per share)                         3,012
   $10 Class A, nonvoting cumulative convertible preferred
     stock, Series 2, $.01 par value; authorized 1,000,000
     shares; 6,000 shares issued and outstanding (liquidation
     preference of $10 per share) and $33,750 of dividends
     in arrears at $5.625 per share; dividends accrue at
     $.225 per share per calendar quarter                                   60
   Common stock of $.01 par value, authorized 12,000,000
     shares; 7,356,297 shares issued and outstanding                    73,563
   Additional paid-in capital                                       10,461,420
   Accumulated deficit                                              (8,474,315)
                                                                   -----------
   Net stockholders' equity                                          2,063,740
                                                                   -----------
                                                                   $ 3,793,174
                                                                   ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
        FOR THE QUARTER AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (Unaudited)

                                                 Quarters Ended            Nine Months Ended
                                           --------------------------   -------------------------
                                           February 28,   February 28,  February 28,  February 28,
                                              1999           1998          1999          1998
                                           -----------    ----------    ----------    ----------
Service revenues:
  Administration fees                      $ 2,164,134    $1,675,511    $6,334,156    $4,594,003
  Provider fees                                 33,817        32,163       106,650        86,959
  Buying group                                 393,511       392,165     1,182,837     1,197,774
  Other                                          4,249         2,373         6,723         4,980
                                           -----------    ----------    ----------    ----------
  Total service revenues                     2,595,711     2,102,212     7,630,366     5,883,716

Cost of services                             1,754,802     1,572,476     5,442,193     4,422,165
                                           -----------    ----------    ----------    ----------

  Income from services                         840,909       529,736     2,188,173     1,461,551

General and administrative expenses            273,507       252,989       788,064       710,736

Selling and marketing expenses                 279,918       219,936       815,799       553,021
                                           -----------    ----------    ----------    ----------

  Income from operations                       287,484        56,811       584,310       197,794
                                           -----------    ----------    ----------    ----------
Non-operating income (expense):
  Other income (expense)                        47,033           807        48,958       (24,980)
  Interest income                               25,838         6,976        57,942        24,394
  Interest expense                                (951)       (3,759)       (3,080)      (18,920)
                                           -----------    ----------    ----------    ----------
  Net non-operating income (expense)            71,920         4,024       103,820       (19,506)
                                           -----------    ----------    ----------    ----------

  Net income                               $   359,404    $   60,835    $  688,130    $  178,288
                                           ===========    ==========    ==========    ==========

Preferred stock dividends                      (26,760)      (87,342)      (80,261)     (262,026)

  Net income/(loss) available to
  common stockholders                      $   332,644    $  (26,507)   $  607,849    $  (83,738)
                                           ===========    ==========    ==========    ==========

Earnings/(loss) per share - Basic          $      0.05    $    (0.01)   $     0.09    $    (0.02)
                                           ===========    ==========    ==========    ==========

Earnings/(loss) per share - Diluted        $      0.03    $    (0.01)   $     0.07    $    (0.02)
                                           ===========    ==========    ==========    ==========
Weighted average common and equivalent
shares outstanding - Basic                   7,363,053     4,065,661     6,597,748     4,088,045
                                           ===========    ==========    ==========    ==========
Weighted average common and equivalent
shares outstanding - Diluted                10,411,853     4,065,661     9,740,892     4,113,245
                                           ===========    ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (Unaudited)

                                                           1999          1998
                                                        ----------    ---------
Cash flows from operating activities:
 Net income                                             $  688,130    $ 178,288
                                                        ----------    ---------
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                            90,704       85,132
   Loss on fixed asset disposal                                -0-        2,124
   Provision for losses on accounts receivable              12,800       10,000
   Changes in assets and liabilities:
    Decrease (increase) in receivables                      74,525      (47,043)
    (Increase) decrease in prepaid expenses and other     (119,276)       3,698
    (Increase) in other assets                              (1,637)     (73,256)
    Increase in accounts payable                           529,090      391,045
    (Decrease) in accrued expenses                         (31,492)     (77,966)
    Increase (decrease) in deferred income                   3,606       (6,282)
    (Decrease) increase in accrued rent                    (92,827)       6,658
                                                        ----------    ---------
      Total adjustments                                    465,493      294,110
                                                        ----------    ---------

      Net cash provided by operating activities          1,153,623      472,398
                                                        ----------    ---------
Cash flows from investment activities:
 Purchases of property and equipment                      (151,300)    (283,422)
 Proceeds from dispositions of property
  and equipment                                              1,370        5,000
                                                        ----------    ---------

      Net cash used in investing activities               (149,930)    (278,422)
                                                        ----------    ---------
Cash flows from financing activities:
 Principal payments under capital lease obligation          (7,969)      (4,062)
 Payment of Series A Preferred Stock dividend              (51,715)         -0-
 Exercise of stock options and warrants                  1,228,656          -0-
 Repurchase of common and preferred stock                 (714,010)     (20,629)
 Repayment of convertible subordinated debentures              -0-     (189,000)
                                                        ----------    ---------
      Net cash provided by (used in)
       financing activities                                454,962     (213,691)
                                                        ----------    ---------
      Net increase (decrease) in cash and
       cash equivalents                                  1,458,655      (19,715)

Cash and cash equivalents, beginning of period             993,610      817,535
                                                        ----------    ---------

Cash and cash equivalents, end of period                 2,452,265      797,820
                                                        ==========    =========
Supplemental information:

(a) Interest paid during the period -
      Notes payable to stockholders                            -0-        5,629
      Subordinated Debentures                                  -0-        8,978

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1999 AND 1998
                                   (Unaudited)

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

Note 2.  Earnings (Loss) per Share

     A summary of the reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the quarter and nine month periods ended February 28, 1999 and 1998 follows:

                                              Quarter ended      Quarter ended
                                            February 28, 1999  February 28, 1998
                                            -----------------  -----------------
     Net earnings                              $   359,404       $    60,835
     Less:  preferred stock dividends               26,760            87,342
                                               -----------       -----------
     Income (loss) available to common
      stockholders                             $   332,644       $   (26,507)
                                               ===========       ===========
     Basic EPS - weighted average shares
      outstanding                                7,363,053         4,065,661
                                               ===========       ===========
     Basic earnings (loss) per share           $      0.05       $     (0.01)
                                               ===========       ===========
     Basic EPS - weighted average shares
      outstanding                                7,363,053         4,065,661
     Effect of dilutive securities:
       Convertible preferred stock               3,048,800                --
                                               -----------       -----------
     Dilutive EPS - weighted average shares
       outstanding                              10,411,853         4,065,661
     Net earnings (loss)                       $   359,404       $   (26,507)
                                               -----------       -----------
     Diluted earnings (loss) per share         $      0.03       $     (0.01)
                                               ===========       ===========
     Convertible Preferred Stock not included
       in diluted EPS since antidilutive                --           970,450
                                               ===========       ===========

                                           Nine months ended   Nine months ended
                                           February 28, 1999   February 28, 1998
                                           -----------------   -----------------
    Net earnings                              $  688,130           $  178,288
    Less:  preferred stock dividends              80,261              262,026
                                              ----------           ----------

    Income (loss) available to common
     stockholders                             $  607,869           $  (83,738)
                                              ==========           ==========
    Basic EPS - weighted average shares
     outstanding                               6,597,748            4,088,045
                                              ==========           ==========
    Basic earnings (loss) per share           $     0.09           $    (0.02)
                                              ==========           ==========
    Basic EPS - weighted average shares
     outstanding                               6,597,748            4,088,045
    Effect of dilutive securities:
      Convertible debentures                         -0-               25,200
      Convertible preferred stock              3,143,144                  -0-
                                              ----------           ----------
    Dilutive EPS - weighted average
     shares outstanding                        9,740,892            4,113,245
    Net earnings (loss)                       $  688,130           $  (83,738)
    Interest expense on non-CSE debt                 -0-                8,978
                                              ----------           ----------
                                              $  688,130           $  (74,761)
    Diluted earnings (loss) per share         $     0.07           $    (0.02)
                                              ==========           ==========
    Convertible Preferred Stock not included
     in diluted EPS since antidilutive               -0-              970,450
                                              ==========           ==========

Note 3. Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 4. Leases

     On December 16, 1998, the Company entered into a lease agreement to expand its current principal office location by approximately 3,200 square feet. The term of the lease will run concurrently with the current lease on the principal office location and will expire on September 30, 2002.

     On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the Company's former principal office. The lease agreement had an original expiration date of September 30, 2000. The write-off of unamortized broker's commissions and accrued rent that related to the lease for the Company's former principal office resulted in approximately $47,000 of miscellaneous income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and cardholders enrolled in the Company's benefit programs, the relevance of the Company's historical performance, Year 2000 issues and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and nine months ended February 28, 1999 and 1998:

                             Quarter Ended                  Quarter Ended
                           February 28, 1999              February 28, 1998        Increase/(Decrease)
                           -----------------              -----------------        -------------------
                                      % of Total                    % of Total
Revenue:                            Service Revenue               Service Revenue            % Change
--------                            ---------------               ---------------            --------
Total Service Revenue     $2,595,711      100%         $2,102,212       100%       $493,499      23%
Vision & Hearing Program   1,909,495       74%          1,412,283        67%        497,212      35%
Vision Provider Fee           33,817       1%              32,163         2%          1,654       5%
Dental Program               254,360       10%            256,312        12%         (1,952)     (1%)
Buying Group Program         393,511       15%            392,165        19%          1,346       0%

Expenses:
Cost of Services           1,754,802       68%          1,572,476        75%        182,326      12%
General & Administrative     273,507       11%            252,989        12%         20,518       8%
Selling & Marketing          279,918       11%            219,936        10%         59,982      27%

Income from Operations       287,484       11%             56,811        3%         230,673     406%
Net Income                   359,404       14%             60,835        3%         298,569     491%

                            Nine Months Ended              Nine Months Ended
                            February 28, 1999              February 28, 1998        Increase/(Decrease)
                            -----------------              -----------------        -------------------
                                       % of Total                   % of Total
Revenue:                             Service Revenue              Service Revenue               % Change
Total Service Revenue     $7,630,366      100%         $5,883,716       100%      $1,746,650       30%
Vision & Hearing Program   5,487,040       72%          3,698,152        63%       1,788,888       48%
Vision Provider Fee          106,650        1%             86,959         1%          19,691       23%
Dental Program               840,496       11%            878,548        15%          38,052       (4%)
Buying Group Program       1,182,837       16%          1,197,774        20%          14,937       (1%)

Expenses:
Cost of Services           5,442,193       71%          4,422,165        75%       1,020,027       23%
General & Administrative     788,064       10%            710,736        12%          77,328       11%
Selling & Marketing          815,799       11%            553,021         9%         262,778       48%

Income from Operations       584,310        8%             197,794        3%          386,516     195%
Net Income                   688,130        9%             178,288        3%          509,842     286%

     Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Cardholder base is derived from a limited number of Sponsors. The Company's four largest Sponsors accounted for approximately 93% and 83% of the total administration fee revenue for the nine months ended February 28, 1999 and 1998, respectively.

     The increase in total service revenues is principally due to a vision plan Sponsor who has increased the level of benefit of their Cardholders, and the resulting fees paid to the Company, over the prior year, and a second vision plan Sponsor which has added approximately 78,000 Cardholders since May 1998.

     The Company had approximately 825,000 vision and 6,000 hearing cardholders as of February 28, 1999, compared to approximately 676,000 vision and 6,500 hearing cardholders as of February 28, 1998. The increase in vision and hearing revenue during the current quarter and nine months was largely the result of the two vision plan Sponsors mentioned above. Other changes in the number of vision and hearing cardholders occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant in the current quarter as compared to the same quarter in the previous fiscal year. This resulted from a similar utilization rate and total membership of plan benefits in which Providers are required to pay the fee.

     The Company had approximately 150,000 and 129,000 dental cardholders as of February 28, 1999 and 1998, respectively. The Company's dental program revenue has declined slightly while the number of cardholders has increased. This situation is caused by the different prices charged per cardholder related to the level of benefit provided, as previously discussed.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in Cost of Services from the prior year resulted from additional claims expenses from the increase of managed care business and payroll for increased staff in the customer service and claims departments. Cost of Services and General and Administrative expenses continued to decrease as a percentage of total service revenues during the quarter and nine months ended February 28, 1999, as compared to the same periods in fiscal 1998. This is due to the efficiencies of scale that the Company is experiencing as its Total Service Revenues and Cardholder base continues to grow.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. The increase in expenses during the current period was primarily due to the addition of an experienced salesperson during September 1998 and the increase of commissions directly related to the Company's increased administrative fee revenues. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2,452,265 as of February 28, 1999, compared to $993,610 as of May 31, 1998. The increase of $1,458,655 is primarily due to the Company's continued ability to reduce expenses, emphasize timely collections of accounts receivable, advantageously time payments to vendors during the nine-month period and the exercise of stock options and warrants during August 1998, reduced by the cost of repurchased and retired common and preferred stock. The Company is maintaining its policy of paying vendors on a net 45-day basis and continues to remain current on all of its trade accounts payable. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of February 28, 1999, the Company had $1,635,255 of Accounts Payable, compared to $1,106,165 as of May 31, 1998. The increase is predominately due to reserves for claims of $1,327,606 as of February 28, 1999, compared to $786,052 as of May 31, 1998, included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results and its experience.

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

    The Company expects to pay dividends of approximately $50,180 on the Series A Preferred on June 1, 1999.

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

    The Company has reviewed all internally used software and believes that its systems that have recently been developed and are currently under testing and all other critical applications are Year 2000 compliant. Based upon its current computer operations and systems development, the Company believes that its risks related to Year 2000 compliance are minimal. The Company does not presently anticipate that any additional costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly. Based upon information received from third parties, the Company believes that all significant vendors and clients have Year 2000 remediation efforts underway. The Company's five largest Sponsors that collectively account for greater than 90% of the total administration fee revenue, either electronically transmit data using a four digit year or forward data in a hard copy format. To the extent that the Company's vendors and clients data are not Year 2000 compliant, the Company's new systems have been written with the flexibility to translate the data accordingly into a Year 2000 compliant format. While the Company believes that its risks related to disruption arising from Year 2000 compliance by vendors and its clients are minimal, it does not have any control over these third parties and cannot determine to what extent future operating results may be adversely effected by the failure of third parties to successfully address Year 2000 issues.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, places restrictions upon the payment of dividends on the Company's Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during April 1999, on shares of its Series 2 Preferred Stock. Such dividend is cumulative and the total dividend arrearage is $35,100, or $5.85 per share, as of March 31, 1999 for all 6,000 shares outstanding.

ITEM 5. OTHER INFORMATION - RETIREMENT OF STOCK INFORMATION

     As previously disclosed in the Company's Form 10-QSB for the quarter ended November 30, 1998, filed on January 12, 1999, the Company made the following stock repurchases and retirements:

                                                     Total Purchase Price
                  Date             Common Shares     including Commissions
                  ----             -------------     ---------------------
             December 21, 1998        38,000                $11,422

     Subsequent to the filing of the Company's Form 10-QSB for the quarter ended November 30, 1998, the Company made the following stock repurchases and retirements:

                                                     Total Purchase Price
                  Date           Series A Shares     including Commissions
                  ----           ---------------     ---------------------
            January 13, 1999          1,000                 $3,647
            January 25, 1999          2,800                 $9,406


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the quarter ended February 28, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                                  (Registrant)



Date: 4/14/99                       /s/ Neal A. Kempler
                                    -------------------------------------------
                                    Neal A. Kempler, Vice President
                                    and Secretary



Date: 4/14/99                       /s/ Joel H. Alperstein
                                    -------------------------------------------
                                    Joel H. Alperstein, Director of Finance
                                    and Treasurer (Principal Financial Officer)

                               Avesis Incorporated
                                  Exhibit Index
               Form 10-QSB for the Quarter Ended November 30, 1998


Exhibit No.      Description               Incorporated by Reference from the:
-----------      -----------               -----------------------------------

  11      Statement re: Computation of    Earnings (Loss) per Share Computation,
          per Share Earnings              see Note 2 to the Notes to Condensed
                                          Consolidated Financial Statements

  27      Financial Data Schedule         Filed herewith