Form 10KSB
period 1999-05-31
AVESIS INC
filed 1999-08-25
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934


For the fiscal year ended May 31, 1999 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ____________________

Commission File Number: 0-15304

                               AVESIS INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                        86-0349350
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3724 North Third Street, Suite 300
Phoenix, Arizona                                            85012
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (602) 241-3400

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value &
          $l0 Class A Nonvoting Cumulative Convertible Preferred Stock,
                            Series 2, $.01 par value
          -------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $10,206,467.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on August 2, 1999 was $966,700. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on August 2, 1999 was 7,356,297.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                             YEAR ENDED MAY 31, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

ITEM l.     Description of Business .......................................   1
ITEM 2.     Description of Properties .....................................   6
ITEM 3.     Legal Proceedings .............................................   7
ITEM 4.     Submission of Matters to a Vote of Security Holders ...........   7


                                     PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters ......   8
ITEM 6.     Management's Discussion and Analysis or Plan of Operation......  13
ITEM 7.     Financial Statements ..........................................  17
ITEM 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  18


                              PART III

ITEM 9.     Directors, Executive Officers, Promoters, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............  18
ITEM 10.    Executive Compensation ........................................  22
ITEM 11.    Security Ownership of Certain Beneficial Owners and
              Management ..................................................  24
ITEM 12.    Certain Relationships and Related Transactions.................  26
ITEM 13.    Exhibits and Reports on Form 8-K ..............................  28
SIGNATURES ................................................................  29

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS

GENERAL

     Avesis Incorporated, a Delaware corporation (together with its subsidiary, Avesis of Washington, D.C., Inc., collectively the "Company"), incorporated in June 1978, markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as opticians, optometrists, ophthalmologists, dentists, chiropractors and hearing specialists ("Providers").

Administration fee and provider fee revenue has been derived from the product lines in the following proportions:

                                            Fiscal Years Ended May 31,
                                            --------------------------
                                              1999             1998
                                              ----             ----

Vision and Hearing Program                     87%              80%
Dental Program                                 13%              20%


VISION PROGRAM

     The Company offers provider networks and administrative services for group vision programs. Its Vision Program is designed to provide savings by reducing the cost of eye examinations and vision products (frames, eyeglass lenses and contact lenses).

     Under the Company's Vision Program, a Member is entitled to discounted pricing that Providers offer for eye examinations and the purchase of eyewear at network Provider locations. The Member may be fully responsible for paying the Provider unless the Sponsor (a self-funding employer or insurer) is obligated to pay the Provider, or reimburse the Member. In some cases, the Company may act as a third party administrator for the Sponsor and pay the Providers from funds provided by the Sponsor for that purpose.

     Under some Programs, each Member pays an annual enrollment fee to the Company for the right to utilize network Providers and receive discounts. In other cases, typically involving Sponsors who pay benefits, the Sponsors pay a periodic enrollment fee for each Member.

     If the Program has insured or self-funded benefits, the Sponsor determines the products and services which will be covered, how frequently the benefit is available and, subject to local regulation, whether reimbursement for non-network Provider purchases will be made.

     The Company principally derives revenues from fees paid by or on behalf of Members for enrollment, plan administration and services, and claims administration, and in certain cases also derives revenues from fees paid by Providers when Members purchase eyewear and services.

     The table below sets forth the approximate numbers of Providers and Members enrolled in the Vision Program at the dates indicated:

         Date        Number of Providers   Number of States    Number of Members
     ------------    -------------------   ----------------    -----------------
     May 31, 1999           5,151                 45                817,000
     May 31, 1998           4,550                 48                649,000

Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and generally do not include eligible spouses and children of Members.

     The Company administers a buying group for vision Providers so that they may take advantage of volume buying discounts for eyeglass frames. The Company has entered into arrangements with certain frame manufacturers that enable Providers to obtain frames at prices below wholesale. The Company is billed directly by the frame manufacturers and is responsible for the billing and collection of amounts due from the Providers. The Company receives a discount, above the amount given to the Providers, from the frame manufacturers to pay for the cost of administering the buying group program. Providers are not obligated to purchase from designated suppliers.

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

     The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

         Date        Number of Providers   Number of States    Number of Members
     ------------    -------------------   ----------------    -----------------
     May 31, 1999           8,397                 42                144,000
     May 31, 1998          10,683                 43                148,000

Included in the number of providers in the table above as of May 31, 1998 are 5,553 providers who participate in a third party's Provider network. The Company had a network rental agreement that allowed Members to utilize the services of the third party's Provider network that ended during fiscal 1999. As of August 13, 1999 the Company had 8,940 providers participating in its Dental Program.

See also Item 6 - "Management's Discussion and Analysis or Plan of Operation."

CHIROPRACTIC PROGRAM

     The Company has developed a program for the delivery of chiropractic services (the "Chiropractic Program"). Members pay reduced fees to the Provider for history and physical examinations, spinal manipulation, non-manual procedures, physiotherapy, acupuncture and additional care. The Company derived its first revenues from the Chiropractic Program in the first quarter of fiscal 1997. Although the Company has not generated significant revenues from the Chiropractic Program, Management believes the Program is important as it enables the Company to offer to Sponsors a complete line of ancillary benefits.

PROVIDER NETWORKS

     The Company usually contracts with Providers to provide services simultaneously with the plan Sponsor's development of a membership base in a geographic area; however, some Providers are enlisted in expansion areas where there currently is little or no membership base. The Programs supplement the practices of Providers by enabling them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Member patients, Member patients can be an important source of incremental revenue to Providers. There can be no assurance that Providers will continue to participate in the Programs even if their participation results in an increase in revenues since the portion of their practices derived from the Programs may be less profitable than other aspects of their practices.

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

     Although the Company does not believe it would have any liability due to any malpractice on the part of any Provider, the usual form of Provider Agreement requires each Provider to indemnify the Company against any claim based on the negligence or other wrongdoing of the Provider in the performance of services for Members. In addition, Providers are required to carry malpractice insurance with limits equal to or greater than their state required minimums.

MARKETING

     The Company markets nationally to potential Sponsors that have or have access to a large number of potential Members. Marketing is done through the efforts of the Company's sales personnel and unaffiliated insurance brokers, general agents and employee benefit consultants compensated on a commission basis. Substantial marketing services are also provided through National Health Enterprises, Inc. ("NHE"), an affiliate. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc." See also Item 6 - "Management's Discussion and Analysis or Plan of Operations - Results of Operations."

     The Company's sales and marketing personnel market the full range of the Company's products and services. The Company believes that offering a range of products and services in multiple product lines differentiates it from its competitors and enables it to offer a more comprehensive solution to its customers' benefits needs.

     Two major Sponsors accounted for 48% and 14% of total service revenues in fiscal 1999 and three major Sponsors accounted for 28%, 15% and 10% in fiscal 1998. Two of the three major Sponsors accounted for separately during fiscal 1998 were combined during fiscal 1999 to be one major Sponsor. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with Sponsors.

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

REGULATION

     Certain registration and licensing laws and regulations (including those applicable to third party administrators, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various aspects of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may impact the Company. The Company believes that it is in compliance with applicable laws and regulations as they are currently interpreted. However, there can be no assurance that changes in interpretation will not occur in the future or that existing laws and regulations will not be broadened. In that event, the Company could be required to register in various additional states and/or post substantial fidelity or surety bonds. Alternatively, the Company may be required to alter its services, modify its contractual arrangements with Sponsors, Providers and Members, be precluded from providing some or all of its services in some states, or be subject to substantial fines or penalties. Any or all of the foregoing consequences could materially adversely affect the Company.

EMPLOYEES

     As of August 2, 1999, the Company had 47 full-time and 2 part-time employees, compared to 42 full-time and 2 part-time employees as of August 10, 1998. The Company believes that its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company maintains its executive offices at 3724 North Third Street, Suite 300, Phoenix, Arizona 85012, in space leased from an unaffiliated party. On December 16, 1998, the Company entered into a lease agreement to expand its current principal office location by approximately 3,200 square feet to 9,900 square feet. The term of the lease will run concurrently with the current lease on the principal office location and will expire on September 30, 2002.

     Until October 1997, the Company maintained its executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013. The lease agreement covered approximately 13,300 usable square feet of space and was scheduled to expire on September 30, 2000. On October 29, 1996 the Company entered into an agreement to sublease approximately 9,090 usable square feet of space through October 1, 1997, and all 13,300 usable square feet thereafter, until the expiration of the Company's lease agreement. On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the Company's former principal office. The write-off of unamortized broker's commissions and accrued rent that related to the lease for the Company's former principal office resulted in approximately $47,000 of miscellaneous income. For the years ended May 31, 1999 and 1998, rent expense related to the subleased premises was $169,426 and $159,623, respectively, and sublease rental income was $168,071 and $161,720, respectively.

     The Company maintains sales and administrative offices at 11460 Cronridge Drive, Suite 118, Baltimore, Maryland 21117 and at 5321 First Place NE, Washington, D.C. 20011. The offices are used pursuant to verbal agreements with the lessees that are terminable at will and are at no cost to the Company. The Company owns and leases various computer, data processing and other office equipment. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock and its Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") Shares are quoted in the over-the-counter market. Quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Series 2 Shares and Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during fiscal 1998 and 1999. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The Company's Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares") Shares were not quoted during fiscal 1998 or fiscal 1999 and quotes are currently not available pursuant to the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board.

                                        Series 2 Shares         Common Stock
                                        ---------------         ------------
                                      Bid Quotation Range    Bid Quotation Range
                                      -------------------    -------------------

Fiscal Year 1998                       High         Low        High       Low
----------------                       ----         ---        ----       ---
First Quarter ended Aug. 31, 1997     $1.25       $1.25      $0.25     $0.1875
Second Quarter ended Nov. 30, 1997     1.25        1.00       0.21875   0.15625
Third Quarter ended Feb. 28, 1998      1.125       1.0625     0.27      0.1875
Fourth Quarter ended May 31, 1998      1.125       1.125      0.27      0.1875


Fiscal Year 1999
----------------
First Quarter ended Aug. 31, 1998     $1.25       $1.00      $0.21875  $0.21875
Second Quarter ended Nov. 30, 1998     2.75        1.25       0.29      0.21875
Third Quarter ended Feb. 28, 1999      2.75        2.75       0.30      0.29
Fourth Quarter ended May 31, 1999      2.75        2.75       0.46875   0.30

1998 EXCHANGE OFFER

     During fiscal 1998 the Company completed an Exchange Offer which offered one share of its Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares"), for each outstanding share of the Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

     The Exchange Offer expired on May 27, 1998, and resulted in the tendering of 317,880 (approximately 82%) of the 388,180 then outstanding Series 2 Shares for the Series A Shares.

     Series 2 Shares are entitled to receive a cumulative dividend at an annual rate of 9% of the face value of $10.00 ($0.90 per share). Each share is currently convertible into 2.5 shares of the Company's Common Stock. Series A Shares are entitled to receive a cumulative dividend at an annual rate of $0.3375 per share paid semi-annually and each share is currently convertible into 10 shares of the Company's Common Stock.

     The exchange of the Series 2 Shares pursuant to the Exchange Offer and the Company's repurchase program, under which it repurchased and retired 64,300 Series 2 Shares at $3.00 per share during fiscal 1999, significantly reduced the number of the Series 2 Shares that trade publicly and the number of holders of the shares. These reductions may adversely affect the liquidity and the "pink sheet" market value of remaining Series 2 Shares. At the same time, there is no assurance that any market will develop for the Series A Shares issued pursuant to the Exchange Offer.

     As of August 2, 1999, there were 7,356,297 shares of the Common Stock outstanding held by approximately 165 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions may not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock since its inception and does not expect to pay dividends on its Common Stock at any time for the foreseeable future. The Series A Shares are senior in rights to annual dividends and redemptions to the Series 2 Shares. Under the Certificate of Designation for the Series A Shares, no dividends may be paid on the Series 2 Shares or the Common Stock until the Series A Shares have received all current and cumulative dividends and the earliest of any of the following events occur
(i) every outstanding share of the Series A Shares has been either redeemed or converted, (ii) any time after May 31, 2005, or (iii) the first day of any fiscal year following two consecutive fiscal years in which the Company had net income and net cash flow in each year in excess of $1.5 million and the Company's tangible net equity at the end of the second fiscal year is at least $5 million. Moreover, the terms of the Series 2 Shares provide that as long as any of the Series 2 Shares remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the Common Stock of the Company unless the full dividends on the Series 2 Shares for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 27, 1998, the Company's Offer to Exchange one share of Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, par value $.01 for each outstanding share of Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01 expired. The Offer resulted in 317,880 of the 388,180 outstanding Series 2 Shares being exchanged for the Series A Shares.

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

     Each Series A Share is currently convertible into 10 shares of Common Stock. This conversion ratio is subject to adjustment for any subdivisions, combinations or any other adjustments made to the Company's Common Stock.

     On July 30, 1998, the Company's Board of Directors approved a modification providing all outstanding stock option and warrant holders the opportunity to exercise any or all of their vested options and warrants at a discounted exercise price from their original grant, during the period from August 1, 1998, to August 31, 1998. The discounted price was calculated by discounting the stated exercise price of each stock option or warrant by 10% per annum from the expiration date back to August 1998, and rounding the calculated price to the nearest whole cent. The discounted price in no case was allowed to be less than the prevailing market price of the Company's Common Stock at the time of exercise of the options, defined as the high bid price, and rounded to the nearest whole cent. The modification expired on August 31, 1998, and all terms returned to the original exercise terms for all unexercised stock options and warrants.

     Pursuant to the revised terms, the following individuals exercised their stock options or warrants during August 1998, in the following amounts at the following exercise prices per option or warrant:

                                 Number of         Number of
                                Common Stock     Common Stock      Modified
Option/Warrant Holder              Options         Warrants     Exercise Price
---------------------              -------         --------     --------------

Alan S. Cohn                      1,054,750                         $0.31
Alan S. Cohn                        700,000                         $0.26
Kenneth L. Blum, Jr               1,064,750                         $0.31
Kenneth L. Blum, Jr                 700,000                         $0.26
William L. Richter                   50,000                         $0.31
William L. Richter                                  109,091         $0.31
William L. Richter                                   50,909         $0.26
Richter & Co., Inc.                  72,500                         $0.31
Richter & Co., Inc.                                 163,636         $0.31
Richter & Co., Inc.                                  76,364         $0.26
Gerald L. Cohen                     100,000                         $0.26
William R. Cohen                    100,000                         $0.26

     The total cash received by the Company from the exercise of the above stock options and warrants was $1,228,657. Of the preceding amount, approximately $400,712 was used to repurchase all 931,888 shares of the Company's common stock held by the founder of the Company, at a price of $0.43 per share. The excess funds received from these transactions was used as working capital.

RETIREMENT OF STOCK INFORMATION

     Subsequent to year-end the Company made the following stock repurchase:

                                                  Total Purchase Price
         Date              Series 2 Shares        including Commissions
         ----              ---------------        ---------------------
     June 29, 1999              1,000                    $3,276

SELECTED FINANCIAL DATA

     The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB.

     The selected financial data for each of the five fiscal years ending May 31, 1995 through 1999, have been derived from the Company's audited financial statements. The selected financial data are included herein as additional information.

                                                           Years Ended May 31,
                                 -------------------------------------------------------------------
Selected Operating Data:            1999          1998         1997           1996           1995
                                 -----------   ----------   -----------    -----------    ----------
Operating revenues               $10,206,467   $8,336,631   $ 5,645,276    $ 6,019,896    $6,351,106
Operating expenses                 9,300,195    8,010,021     5,739,503      6,106,694     5,986,897
Net income (loss)                  1,006,265      313,875      (190,265)      (124,859)      505,411
Net income (loss) per share of
Common Stock - Basic (1)                 .13          .06          (.13)          (.12)          .02

                                                           As of May 31,
                                 -------------------------------------------------------------------
Selected Balance Sheet Data:        1999          1998         1997           1996           1995
                                 -----------   ----------   -----------    -----------    ----------
Working capital                  $ 1,651,410   $  350,418   $   293,595    $   422,922    $  747,566
Current assets                     3,197,248    1,588,969     1,271,505        864,566     1,242,534
Total assets                       3,897,255    2,241,705     1,639,389      1,650,527     1,839,377

Current liabilities                1,545,838    1,238,551       977,910        441,644       494,968
Long term obligations                 20,368       90,475        92,044        449,183       484,850
Total liabilities                  1,566,206    1,329,026     1,069,954        890,827       979,818
Total stockholders' equity         2,331,049      912,679       569,435        759,700       859,559

(1) After provision for preferred stock dividends as follows: $107,936 in 1999; $63,270 in 1998 (70,300 Series 2 Shares outstanding as of May 31, 1998 times $0.90 per share); and $349,162 in 1997, 1996 and 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MAY 31, 1999 AND 1998:

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and Members enrolled in the Company's benefit programs, the relevance of the Company's historical performance, Year 2000 issues and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

     The Company derives its administration fee revenue from Plan Sponsors who customarily pay a set fee per Member per month. Administration fee revenue is recognized on the accrual basis during the month that the Member is entitled to use the benefit. Certain Sponsors pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying Group revenues are recorded at the total amount billed to participating Providers and recognized in the month the product is shipped. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating Providers under certain plans.

RESULTS OF OPERATIONS

     The following table details the Company's major revenue and expense categories for the years ended May 31, 1999 and 1998:

                                   Year Ended                  Year Ended
                                  May 31, 1999                May 31, 1998           Increase/(Decrease)
                            --------------------------   ------------------------   ---------------------
                                             % of                        % of
                                         Total Service              Total Service
Revenue:                                    Revenue                    Revenue                   % Change
--------                                    -------                    -------                   --------
Total Service Revenue       $10,206,467       100%       $8,336,631      100%       $1,869,836       22%
Vision & Hearing Program      7,386,670        72%        5,258,750      63%         2,127,920       40%
Vision Provider Fee             142,863        1%           124,397       1%            18,466       15%
Dental Program                1,054,660        10%        1,266,548      15%          (211,888)    (17%)
Buying Group Program          1,607,000        16%        1,655,298      20%           (48,298)     (3%)

Expenses:
Cost of Services              7,131,269        70%        6,120,416      73%         1,010,853       17%
General & Administrative      1,066,390        10%        1,121,099      14%           (54,709)     (5%)
Selling & Marketing           1,102,536        11%          768,506       9%           334,030       43%

Income from Operations          906,272        9%           326,610       4%           579,662      177%
Net Income                    1,006,265        10%          313,875       4%           692,390      221%

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Member base is derived from a limited number of Sponsors.

     The increase in the Company's total service revenues was principally due to the growth of the Company's managed care vision products. The Company was able to decrease operating expenses as a percentage of total service revenues in fiscal 1999 by 5% compared to fiscal 1998 results. The Company anticipates that the trend of decreased operating expenses as a percentage of total service revenues will continue during fiscal 2000, due to the operational efficiencies achieved during fiscal 1999 and the expected efficiencies to be achieved related to the new systems currently under development.

     The increase in vision and hearing revenues primarily resulted from the addition of a significant Sponsor, with approximately 86,000 managed care vision Members, and the increase in the level of benefits provided to a portion of the membership of a significant Sponsor, with approximately 100,000 affected vision cardholders. Revenues derived from the Company's managed care programs have a significantly higher cost of service than the revenues derived from the Company's discount programs. There were approximately 817,000 vision and 6,000 hearing Members as of May 31, 1999, compared to approximately 649,000 vision and 6,000 hearing Members as of May 31, 1998.

     Vision provider fee revenue remained constant as a percentage of total service revenues from fiscal 1998 to fiscal 1999.

     The decrease in Dental Program revenues resulted from a Sponsor's loss of approximately 18,000 Members. This loss of Members was partially offset by increases of Members from various other current Sponsors. The revenue derived from the new Members was less than the lost revenue due to the differences in the level of benefits provided. There were approximately 144,000 dental Members as of May 31, 1999, compared to approximately 148,000 as of May 31, 1998.

     The Company makes available to its vision Providers a buying group program that enables the Provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Cost of Services primarily relates to servicing Members, Providers and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services and General and Administrative Expenses continued to decrease as a percentage of total service revenues in the current fiscal year as compared to the two prior fiscal years. This is due to the efficiencies of scale that the Company is experiencing as its Total Service Revenues and Member base continue to grow. Included in 1998 General and Administrative Expense is $142,000 of legal and professional fees directly related to the Company's Offer to Exchange Series 2 Preferred shares for Series A Preferred shares.

     Selling and marketing expenses include marketing fees, broker commissions, employee sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. The increase in expenses in the current fiscal year resulted from the increase of commissions directly related to the increase in administration fee revenue, the addition of an experienced salesperson during September 1998 and the increase of travel and related expenses to expand the Company's markets. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc.."

     Non-operating income/(expense) was $112,993 and ($12,735) in fiscal 1999 and 1998, respectively. Included in non-operating income was $85,875 and $30,982 of interest income for the years ended May 31, 1999 and 1998, respectively. Also included in current year non-operating income was approximately $47,000 related to the write-off of unamortized broker's commissions and accrued rent that related to the lease for the Company's former principal office. Prior year non-operating expense includes $25,373 for the write-off of virtually all of the unamortized moving expenses related to the Company's previous relocation of the principal office.

LIQUIDITY AND CAPITAL RESOURCES

     On May 31, 1999, the Company's cash and cash equivalents were $2,599,342, compared to $993,610 as of May 31, 1998. The increase of $1,605,732 was primarily due to the Company's profitability, coupled with the timely collections of accounts receivable and the favorable timing of vendor and claim payments. The Company also received cash of $1,228,657 from the exercise of stock options by members of the Board of Directors, which was offset by $714,016 for repurchases of capital stock throughout the year. Current cash on hand and cash provided from operations are expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company flexibility to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of May 31, 1999, the Company had $1,364,586 of Accounts Payable, compared to $1,106,165 in the prior fiscal year. The increase is predominately due to claims reserves of $1,082,072 in the current year compared with $786,052 in the prior year, included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company has continued to realize significant growth during the current year of managed vision care revenues and the associated claims. The Company believes this reserve is adequate.

     During fiscal 1998 the Company retired the final $189,000 of Convertible Subordinated Debentures, due December 1, 1997, and all $160,000 of subordinated notes payable to certain affiliates due March 18, 1998, with funds provided by operations.

     The Company expects to pay dividends of approximately $50,821 on the Series A Shares to holders of record on November 30, 1999.

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

     During July 1997 the Company contracted with a third party vendor to develop new systems to support the Company's claims payment, customer and provider service, quality assurance and network development functions. As of August 1999, the new system was in the implementation phase and is expected to be fully implemented as of September 1, 1999. As of May 31, 1999, the Company had paid approximately $384,000 for software development and related hardware, which was properly capitalized. The Company expects to incur approximately $100,000 of additional software development and related hardware expenses during fiscal 2000.

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

     The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly. Based upon information received from third parties, the Company believes that all significant vendors and clients have Year 2000 remediation efforts underway. The Company's five largest Sponsors that collectively account for greater than 90% of the total administration fee revenue, either electronically transmit data using a four digit year or forward data in a hard copy format. To the extent that the Company's vendors and clients data are not Year 2000 compliant, the Company's new systems have been written with the flexibility to translate the data accordingly into a Year 2000 compliant format. While the Company believes that its risks related to disruption arising from Year 2000 compliance by vendors and its clients are minimal, it does not have any control over these third parties and cannot determine to what extent future operating results may be adversely affected by the failure of third parties to successfully address Year 2000 issues.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements appear commencing at page F-1 immediately hereafter.

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Avesis Incorporated:

We have audited the accompanying consolidated balance sheet of Avesis Incorporated and subsidiary as of May 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended May 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiary as of May 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.


                                        /s/ KPMG LLP


Phoenix, Arizona
July 16, 1999

                       AVESIS INCORPORATED AND SUBSIDIARY

                           Consolidated Balance Sheet

                                  May 31, 1999

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $ 2,599,342
  Receivables, net                                                      341,005
  Prepaid expenses and other                                            256,901
                                                                    -----------
        Total current assets                                          3,197,248

Property and equipment, net                                             466,088
Deposits                                                                233,919
                                                                    -----------
                                                                    $ 3,897,255
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 1,364,586
  Current installments of obligations under capital lease                10,288
  Accrued expenses:
     Compensation                                                        75,232
     Other                                                               32,709
  Dividends payable                                                      50,821
  Deferred income                                                        12,202
                                                                    -----------
        Total current liabilities                                     1,545,838

  Obligations under capital lease, excluding current installments        20,368
                                                                    -----------
        Total liabilities                                             1,566,206
                                                                    -----------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible
      preferred stock, Series A, $0.01 par value; authorized
      1,000,000 shares; 301,160 and outstanding
      (liquidation preference of $3.75 per share)                         3,012
    $10 Class A, nonvoting cumulative convertible preferred stock,
      Series 2, $.01 par value; authorized 1,000,000 shares;
      6,000 shares issued and outstanding (liquidation preference of $10 per share) and $35,100 of dividends in arrears at
      $5.85 per share; dividends accrue at $.225 per share each
      calendar quarter                                                       60
    Common stock of $.01 par value, authorized 20,000,000 shares;
      7,356,297 shares issued and outstanding                            73,563
  Additional paid-in capital                                         10,461,420
  Accumulated deficit                                                (8,207,006)
                                                                    -----------
        Total stockholders' equity                                    2,331,049

Commitments and contingencies (notes 4, 10, 11, 12 and 13)
                                                                    -----------
                                                                    $ 3,897,255
                                                                    ===========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                       Consolidated Statements of Earnings

                        Years ended May 31, 1999 and 1998


                                                      1999             1998
                                                   ------------    ------------
Service revenues:
  Administration fees                              $  8,447,735       6,550,966
  Buying group                                        1,607,000       1,655,298
  Provider fees                                         142,863         124,397
  Other                                                   8,869           5,970
                                                   ------------    ------------
    Total service revenues                           10,206,467       8,336,631

Cost of services                                      7,131,269       6,120,416
                                                   ------------    ------------
    Income from services                              3,075,198       2,216,215

General and administrative expenses                   1,066,390       1,121,099

Selling and marketing expenses                        1,102,536         768,506
                                                   ------------    ------------
    Income from operations                              906,272         326,610
                                                   ------------    ------------
Non-operating income (expense):
  Interest income                                        85,875          30,982
  Interest expense                                       (3,960)        (19,305)
  Other                                                  31,078         (24,412)
                                                   ------------    ------------
    Total non-operating expense                         112,993         (12,735)
                                                   ------------    ------------
    Income before income taxes                        1,019,265         313,875

Income taxes                                            (13,000)             --
                                                   ------------    ------------
    Net income                                        1,006,265         313,875

Preferred stock dividends                              (107,936)        (63,270)
                                                   ------------    ------------
    Net income available to common stockholders    $    898,329         250,605
                                                   ============    ============
Earnings per share - basic                         $       0.13            0.06
                                                   ============    ============
Earnings per share - diluted                       $       0.10            0.06
                                                   ============    ============
Weighted average common and equivalent
  shares outstanding - basic                          6,788,944       4,073,918
                                                   ============    ============
Weighted average common and equivalent
  shares outstanding - diluted                        9,902,713       5,089,657
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                        Years ended May 31, 1999 and 1998


                                      PREFERRED STOCK                                                       TOTAL
                                 --------------------------     COMMON       ADDITIONAL     ACCUMULATED  STOCKHOLDERS'
                                  SERIES A       SERIES 2        STOCK     PAID-IN CAPITAL    DEFICIT       EQUITY
                                 -----------    -----------   -----------    -----------    -----------   -----------
Balance, May 31, 1997            $        --          3,882        41,004      9,949,159     (9,424,610)      569,435

Repurchase of 79,294 shares
  of common stock                         --             --          (793)       (19,838)            --       (20,631)

Exchange offer (Series 2 for
  Series A preferred)                  3,179         (3,179)           --             --             --            --

Issuance of 250,000 shares of
  common stock in connection
  with the Supplemental
  Investment Banking Agreement            --             --         2,500         47,500             --        50,000

Net income                                --             --            --             --        313,875       313,875
                                 -----------    -----------   -----------    -----------    -----------   -----------
Balance, May 31, 1998                  3,179            703        42,711      9,976,821     (9,110,735)      912,679

Repurchase of shares                    (167)          (643)      (11,568)      (701,638)            --      (714,016)

Exercise of stock options                 --             --        38,420      1,072,601             --     1,111,021

Exercise of warrants                      --             --         4,000        113,636             --       117,636

Dividends declared, $.3375
  per Class A, senior
  nonvoting cumulative
  convertible preferred
  stock, Series A                         --             --            --             --       (102,536)     (102,536)

Net income                                --             --            --             --      1,006,265     1,006,265
                                 -----------    -----------   -----------    -----------    -----------   -----------
Balance, May 31, 1999            $     3,012             60        73,563     10,461,420     (8,207,006)    2,331,049
                                 ===========    ===========   ===========    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                        Years ended May 31, 1999 and 1998


                                                         1999          1998
                                                      -----------   -----------
Cash flows from operating activities:
  Net income                                          $ 1,006,265       313,875
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       124,538       112,071
      Provision for losses of accounts receivable          11,283         9,898
      Loss on disposal of fixed assets                     18,245         2,124
      Common stock issued for professional services            --        50,000
      Increase (decrease) in cash resulting from
        changes in:
        Receivables                                       127,620      (149,450)
        Prepaid expenses and other                       (141,450)       (1,837)
        Deposits                                            9,590       (60,626)
        Accounts payable                                  258,421       641,788
        Deferred income                                    (4,746)       (6,284)
        Accrued rent                                      (92,827)      (16,842)
        Accrued expenses                                   36,278       (53,125)
        Dividend payable                                   50,821            --
                                                      -----------   -----------
          Net cash provided by operating activities     1,404,038       841,592
                                                      -----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment                    (209,389)     (294,307)
  Proceeds from dispositions of property
    and equipment                                           9,745         5,000
                                                      -----------   -----------
          Net cash used in investing activities          (199,644)     (289,307)
                                                      -----------   -----------
Cash flows from financing activities:
  Payment of dividend on preferred stock                 (102,536)           --
  Repayment of convertible subordinated debentures             --      (189,000)
  Payments for repurchase of common stock                (714,016)      (20,631)
  Proceeds from exercise of stock options
    and warrants                                        1,228,657            --
  Repayment of shareholder notes payable                       --      (160,000)
  Principal payments under capital lease obligations      (10,767)       (6,579)
                                                      -----------   -----------
          Net cash provided by/(used in) financing
            activities                                    401,338      (376,210)
                                                      -----------   -----------
          Net increase in cash and cash equivalents     1,605,732       176,075

Cash and cash equivalents, beginning of year              993,610       817,535
                                                      -----------   -----------
Cash and cash equivalents, end of year                $ 2,599,342       993,610
                                                      ===========   ===========
Supplemental information:
  Cash paid for interest                              $     3,960        20,118
                                                      ===========   ===========
  Equipment acquired under capital lease              $        --        48,002
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS AND CONSOLIDATION POLICY

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

     (b)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, money market funds, and short-term investments with original maturities of 90 days or less.

     (c)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Software is amortized over the estimated useful life of five years.

     (d)  REVENUE RECOGNITION

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

     (e)  EARNINGS PER SHARE

          In accordance with SFAS 128, basic EPS is computed by dividing net income, after deducting the preferred stock dividends requirement, by the weighted average number of shares of common stock outstanding.

          Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

                                       F-6                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     (f)  INCOME TAXES

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

     (g)  STOCK OPTION PLAN AND WARRANTS

          All stock options and warrants are granted at the fair market value or greater of the underlying securities on the date of grant.

          Prior to June 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company implemented SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (h)  IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE DISPOSED
          OF

          The Company reviews long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                       F-7                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents approximated fair value because their maturity is generally less than three months. The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

     (k)  COMPREHENSIVE INCOME

          On June 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and does not affect the Company's consolidated financial statements for the year ended May 31, 1999.

     (l)  SEGMENT REPORTING

          The Company has one operating business segment which markets and administers vision, hearing, dental and chiropractic programs.

(2)  RECEIVABLES

     As of May 31, 1999 receivables consists of:

          Trade accounts receivable                                  $  382,038
          Less allowance for doubtful accounts                          (41,033)
                                                                     ----------
                                                                     $  341,005
                                                                     ==========

(3)  PROPERTY AND EQUIPMENT

     As of May 31, 1999 property and equipment consists of:

          Furniture and fixtures                                     $  267,946
          Equipment                                                     805,197
          Software                                                      370,486
                                                                     ----------
                                                                      1,443,629
          Less accumulated depreciation and amortization                977,541
                                                                     ----------
                                                                     $  466,088
                                                                     ==========

(4)  LEASES

     The Company leases office space under an agreement which expires September 30, 2002. Until October 1997, the Company maintained its executive offices at a different location. The lease agreement was set to expire on September 30, 2000. On October 29, 1996, the Company entered into an agreement to sublease the space until the expiration of the Company's lease agreement. On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the Company's former principal office. The Company also leases equipment under long-term operating lease agreements. For the years ended May 31, 1999 and 1998, rent expense for all operating leases was $185,785 and $159,224,

                                       F-8                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     respectively. For the years ended May 31, 1999 and 1998, sublease rent expense was $169,426 and $159,623, respectively, and sublease rental income was $168,071 and $161,720, respectively.

     The Company is obligated under one capital lease for telephone equipment that expires in October 2001. As of May 31, 1999 the gross amount of equipment and accumulated depreciation recorded under this capital lease was $48,002 and $16,000, respectively.

     The Company records rent expense using the straight-line method. For the lease that expires September 30, 2002, there is no difference between rent expense and actual rent paid.

     Future minimum lease payments for capital lease payments and operating leases are as follows:

                                                        CAPITAL       OPERATING
                                                         LEASE         LEASES
                                                       ----------    ----------
     Years ending May 31:
         2000                                          $   14,731    $  208,625
         2001                                              14,731       178,128
         2002                                               4,911       179,899
         2003                                                  --        86,007
         2004                                                  --        26,569
         Thereafter                                            --        12,394
                                                       ----------    ----------
              Total future minimum lease payments          34,373    $  691,622
                                                                     ==========

      Less amount representing interest (at 10.4%)          3,717
                                                       ----------
      Present value of net minimum lease payments          30,656

      Less current installments of obligations
        under capital lease                                10,288
                                                       ----------
      Obligations under capital lease, excluding
        current installments                           $   20,368
                                                       ==========

(5)  INCOME TAXES

     For the year ended May 31, 1999, income tax expense amounted to $13,000. No income tax benefit was recorded for the year ended May 31, 1998. This was due to the establishment of a 100% valuation allowance against the Company's deferred tax assets because of the uncertainty surrounding the Company's ability to realize its net operating loss carryforwards.

                                       F-9                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences for the years ended May 31, 1999 and 1998 are as follows:

                                                          1999          1998
                                                      -----------   -----------
     Computed "expected" federal income tax expense   $   346,550        80,325
     Change in valuation allowance                       (350,117)     (129,660)
     Other                                                 16,567        49,335
                                                      -----------   -----------
                                                      $    13,000            --
                                                      ===========   ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

       Deferred tax assets:
         Net operating loss carryforwards (NOL)                     $ 2,075,667
         Accrued expenses and other                                      37,819
         Property and equipment                                         (14,199)
         Valuation allowance                                         (2,099,287)
                                                                    -----------
           Net deferred tax assets                                  $        --
                                                                    ===========

     Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the year ended May 31, 1999 and 1998 was a decrease of $290,868 and $361,945, respectively.

     The Company's federal NOLs of approximately $6,100,000 expire between 2004 and 2013.

(6)  COMMON STOCK

     During the year ended May 31, 1999, the Company repurchased 1,156,829 shares of common stock for prices ranging from $0.23 to $0.43 per share, 64,300 shares of Class A, nonvoting cumulative convertible preferred stock, Series 2, for a price of $3 per share and 16,720 shares of Class A, senior nonvoting cumulative convertible preferred stock, Series A, for prices ranging from $2.63 to $3.81 per share. Subsequent to the repurchase, the Company retired these shares.

     During the year ended May 31, 1998, the Company repurchased 79,294 shares of common stock for prices ranging from $0.25 to $0.27 per share. Subsequent to the repurchase, the Company retired these shares.

                                      F-10                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


(7)  EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended May 31, 1999 and 1998 follows:

                                                         1999          1998
                                                      -----------   -----------
      Net earnings                                    $ 1,006,265       313,875
      Less: preferred stock dividends                    (107,936)      (63,270)
                                                      -----------   -----------
      Income available to common stockholders         $   898,329       250,605
                                                      ===========   ===========
      Basic EPS - weighted average
        shares outstanding                              6,788,944     4,073,918
                                                      ===========   ===========
      Basic earnings per share                        $      0.13          0.06
                                                      ===========   ===========
      Basic EPS - weighted average
        shares outstanding                              6,788,944     4,073,918

      Effect of diluted securities:
        Convertible debentures                                 --        19,162
        Convertible preferred stock                     3,113,769       996,577
                                                      -----------   -----------
      Dilutive EPS - weighted average
        shares outstanding                              9,902,713     5,089,657

      Net earnings                                      1,006,265       313,875
      Interest expense on non-CSE debt                         --         8,978
                                                      -----------   -----------
                                                        1,006,265       322,853

      Diluted earnings per share                      $      0.10          0.06
                                                      ===========   ===========

(8)  STOCK OPTION PLANS AND WARRANTS

     In 1993 the Company adopted a stock option plan (the "Plan"). The stock option plan sets aside 600,000 shares of common stock (including incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the dates of grant. At May 31, 1999, there were 170,000 incentive options outstanding under this plan (of which 113,333 were exercisable at $0.48) and 310,000 nonqualified options exercisable at prices ranging from $.40 -$1.00 per share.

     In connection with the Long-Term Management Agreement, National Health Enterprises, Inc. of Owing Mills, Maryland (NHE) received ten-year options to purchase up to 4,400,000 shares of the Company's common stock. Options to purchase 1,400,000 shares at an exercise price of $.40 per share were vested at inception, and the remaining options to purchase shares at an exercise price of $.48 per share vested on December 5, 1994, in connection with a Board of Directors resolution. NHE transferred all of the options in March 1993 to certain individuals affiliated with NHE. Effective December 5, 1994, these individuals collectively transferred an aggregate of 125,000 of the options exercisable at $.48 per share to Richter & Co., Inc.

                                      F-11                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     On July 30, 1998, the Company's Board of Directors approved a modification providing all outstanding stock option and warrant holders the opportunity to exercise any or all of their vested options and warrants at a discounted exercise price from their original grant, during the period from August 1, 1998 to August 31, 1998. The discounted price was calculated by discounting the stated exercise price of each stock option or warrant by 10% per annum from the expiration date back to August 1998, and rounding the calculated price to the nearest whole cent. The discounted price in no case was allowed to be less than the prevailing market price of the Company's common stock at the time of exercise of the options, defined as the high bid price, and rounded to the nearest whole cent. During August 1998, 3,842,000 options were exercised at prices ranging between $0.26 and $0.31. The modification expired on August 31, 1998 and all terms returned to the original exercise terms for all unexercised stock options and warrants.

     A summary of stock option activity for the years ended May 31, 1999 and 1998 follows:

                                                                     PRICE PER
                                                       OPTIONS        OPTION
                                                     -----------    -----------
     Balance outstanding, May 31, 1997                 4,710,000
     Options granted                                     180,000    $       .48
     Options exercised                                        --
     Options canceled                                         --
                                                     -----------
     Balance outstanding, May 31, 1998                 4,890,000
     Options granted                                          --
     Options exercised                                 3,842,000    $ .26 - .31
     Options canceled                                     10,000    $       .48
                                                     -----------
     Balance outstanding, May 31, 1999                 1,038,000
                                                     ===========

     As of May 31,  1999 and 1998,  options to purchase  981,333  and  4,770,000
     shares,   respectively,   at  prices   ranging  from  $.40  to  $1.00  were
     exercisable.

     A summary  of stock  options  for  common  stock  granted  at May 31,  1999 follows:

                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
     -------------------------------------------------   -----------------------
                                WEIGHTED
                   NUMBER        AVERAGE     WEIGHTED      NUMBER       WEIGHTED
      RANGE OF   OUTSTANDING    REMAINING    AVERAGE     EXERCISABLE    AVERAGE
      EXERCISE    AT MAY 31,   CONTRACTUAL   EXERCISE     AT MAY 31,    EXERCISE
       PRICE        1999          LIFE        PRICE         1999         PRICE
     ---------   -----------   -----------   ---------   -----------   ---------
     .40-$1.00       858,000     4 years     $     .47       858,000   $     .47
        1.00          10,000     8 years          1.00        10,000        1.00
        .48          170,000     9 years           .48       113,333         .48
                 -----------                 ---------   -----------   ---------
                   1,038,000                       .48       981,333         .48
                 ===========                 =========   ===========   =========

                                      F-12                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     No stock options were granted in 1999. The per share weighted-average fair value of stock options granted during 1998 was $0.30 on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1999 expected dividend yield rate of 0.0%, risk-free interest rate of 8.0%, volatility of 54.92%, and an expected life of six years; 1998 expected dividend yield rate of 0.0%, risk-free interest rate of 8.0%, volatility of 57.98% and an expected life of six years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                         1999          1998
                                                      -----------   -----------
     Net income/(loss):
       As reported                                    $ 1,006,265       313,875
       Pro forma                                        1,003,622       305,633

     Earnings per share:
       Basic:
         As reported                                          .13           .06
         Pro forma                                            .13           .06

     Diluted:
       As reported                                            .10           .06
       Pro forma                                              .10           .06

     The management agreement discussed above and related transactions with NHE and certain other substantial transactions were structured and negotiated for the Company by Richter & Co., Inc. (RCI), a New York investment banking firm, whose principal, William L. Richter, is a member of the Company's Board of Directors. RCI received cash consideration of $50,000 and ten-year warrants to purchase 400,000 shares of common stock. 160,000 of these warrants had been assigned to William L. Richter. In August 1998, RCI and William L. Richter exercised their warrants at exercise prices of $.26 and $.31.

(9)  PREFERRED STOCK

     The Company has authorized 1,000,000 shares of $10 Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 (the "Series 2 Shares") with a par value of $.01 per share and quarterly dividends at the fixed annual rate of $.90 per share. The Series 2 Shares are convertible at the option of the holder into common stock of the Company at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference which entitles holders to receive, out of the assets of the Company, $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock.

                                      F-13                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     During fiscal 1998 the Company completed an Exchange Offer which offered one share of its Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, par value $.01 ("Series A Shares"), for each outstanding share of the Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01, of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

     The Exchange Offer expired on May 27, 1998, and resulted in the tendering of 317,880 (approximately 82%) of the 388,180 outstanding Series 2 Shares for the Series A Shares.

     As of May 31, 1999, there were 6,000 Series 2 Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% of the face value of $10.00 ($0.90 per share). As of May 31, 1999, there were 301,160 Series A Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of $0.3375 per share paid semi-annually. The Series A Share dividends shall accrue through the last day of each semi-annual period and shall be payable to holders of record on the last day of such semi-annual period.

     The Company has not paid any dividends on its common stock since its inception and does not expect to pay dividends on its common stock at any time for the foreseeable future. The Series A Shares are senior in rights to annual dividends and redemptions to the Series 2 Shares. Under the Certificate of Designation for the Series A Shares, no dividends may be paid on the Series 2 Shares or the common stock until the Series A shares have received all current and cumulative dividends and the earliest of any of the following events occur (i) every outstanding Series A Share has been either redeemed or converted, (ii) any time after May 31, 2005, or (iii) the first day of any fiscal year following two consecutive fiscal years in which the Company had net income and net cash flow in each year in excess of $1.5 million and the Company's tangible net equity at the end of the second fiscal year is at least $5 million. Moreover, the terms of the Series 2 Shares provide that as long as any of the Series 2 Shares remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the common stock of the Company unless the full dividends on the Series 2 Shares for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof.

(10) CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the Midwest, Texas, the Southwest and the D.C. metropolitan area. Two major customers provided 48% and 14% of total service revenues in 1999 and three major customers provided 28%, 15% and 10% of total service revenues in 1998.

(11) LONG-TERM MANAGEMENT AND MARKETING AGREEMENT

     In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement was five years and was renewable. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock. In December 1997, the Company renewed this agreement for a term of five years with payments of $250,000 per year due to NHE. In May 1999, the Company increased the payments, effective June 1999, to $300,000 per year.

                                      F-14                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


     Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. The Company paid approximately $310,000 and $211,000 to NHE under the terms of this agreement in fiscal 1999 and 1998, respectively.

(12) RELATED PARTY TRANSACTIONS

     During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS"), a company owned by a member of the Company's board of directors, to develop software related to the Company's vision, dental and hearing programs. The Company did not pay any development fees related to the software during fiscal 1999 and 1998. Additionally, the Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $12,000 of computer lease charges in fiscal 1999 and 1998.

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

     On April 23, 1998, the Company entered into a Supplemental Investment Banking Agreement with RCI for investment banking services related to the Exchange Offer for the Company's Series 2 Shares. RCI received cash consideration of $50,000 and 250,000 shares of the Company's common stock valued at $0.20 per share.

     RCI provided substantial ongoing financial management and other services to the Company at no charge through May 1999. In May 1999, the Company's Board of Directors approved a cash payment to RCI at an annual rate of $30,000 to commence in June 1999. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

                                      F-15                           (Continued)

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                              May 31, 1999 and 1998


(13) EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. For the years ended May 31, 1999 and 1998, the Company did not contribute to the plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names of the directors and executive officers of the Company and certain biographical information relating to them.


Name                          Age         Position(s) with Company
----                          ---         ------------------------

William R. Cohen              68          Co-Chairman and Director

William L. Richter            56          Co-Chairman and Director

Kenneth L. Blum, Sr.          72          Director, Former Acting President and
                                          CEO as of May 31, 1998

Gerald L. Cohen               55          Director

Sam Oolie                     63          Director

Alan S. Cohn                  43          President, CEO and Director

Kenneth L. Blum, Jr.          36          Director

Neal A. Kempler               31          Corporate Secretary,
                                          Vice President of Operations

Shannon R. Barnett            31          Controller

Joel H. Alperstein            31          Treasurer, Director of Finance

     On July 30, 1998, the Company's Board of Directors expanded the Board of Directors from 5 to 7 members. Consequently, Alan S. Cohn and Kenneth L. Blum, Jr. were named to the Board of Directors to fill the two vacant seats until the next stockholder meeting at which time they were re-elected as directors. The election to the Board of Messrs. Cohn and Blum, Jr. was conditioned upon the early exercise of their stock options.

     William R. Cohen, 68, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the Chairman of Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company, and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

     William L. Richter, 56, Co-Chairman of the Board, has been a director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp. and its wholly-owned subsidiary, Richter & Co., Inc., a registered broker-dealer and investment banking firm (or its predecessor organization) for the past ten years and has been a Senior Managing Director of Cerberus Capital Management, L.P. (or its predecessor organizations) since their founding in late 1992. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchiser of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

     Kenneth L. Blum, Sr., 72, has served as a Director of the Company since August 1993. Mr. Blum was acting President and Chief Executive Officer of the Company from September 1996 to May 1998. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchiser, since June 1993, President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB Leasing, Inc., an automobile wholesaler, since its inception during 1998. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

     Gerald L. Cohen, 55, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen also serves as a Director of Marketing Systems of America. Mr. Cohen is not related to William R. Cohen.

     Sam Oolie, 63, has served as a Director of the Company since March 1985. Mr. Oolie has been Chairman of NoFire Technologies, Inc., a manufacturer of fire retardant coatings and textiles, since August 1995 and has been Chairman of Oolie Enterprises, an investment company, since July 1985. Mr. Oolie has held various positions with CFC Associates, a venture capital partnership, and its predecessor companies since January 1984. He was Vice Chairman of American Mobile Communications, Inc. a cellular telephone company, from February 1986 until July 1989 and Chairman of the Nostalgia Network, a 24-hour cable television program service, from April 1987 until January 1990. Mr. Oolie also serves as a Director of NCT Group, Inc. (formerly Noise Cancellation Technologies, Inc.) and Comverse Technology, Inc.

     Alan S. Cohn, 43, became the President and CEO of the Company as of June 1998 and a Director of the Company as of August 1998. Mr. Cohn is providing management services on behalf of the Company through an arrangement with NHE. Mr. Cohn has been a management consultant for NHE and KAB, Inc. since 1993 and 1990, respectively. Since 1990, Mr. Cohn has been a principal or management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; Rent-A-Wreck of America, Inc., an automobile franchiser; Allscripts, Inc., formerly Physician Dispensing Systems, Inc., a pharmaceutical dispensing company; Lawphone, Inc., a prepaid legal fee company; and Mail-Rx, a mail-order prescription drug company. Mr. Cohn is the son-in-law of Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors.

     Kenneth L. Blum, Jr., 36, became a Director of the Company as of August 1998. Mr. Blum is the President, Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President and Secretary of Rent-A-Wreck of America, Inc., an automobile rental franchiser, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors, is the father of Kenneth L. Blum, Jr. See "Management Services Agreement."

     Neal Kempler, 31, has been the Corporate Secretary of the Company since June 1996, the Vice President of Marketing & Operations of the Company since August 1996 and the Assistant to the President/Director of Marketing from January 1993 until August 1996. Mr. Kempler served as Account Executive of National Health Enterprises, Inc., a management company, from June 1990 until January 1993.

     Shannon R. Barnett, 31, has been the Controller of the Company (Principal Accounting Officer) since August 1996 and was a Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until November 1995 and Staff Accountant of General Atlantic Resources, Inc., an oil and gas company, from November 1992 until June 1994.

     Joel H. Alperstein, 31, has been the Treasurer of the Company since December 1997 and the Director of Finance of the Company (Principal Financial Officer) since January 1997. Since March 1999, Mr. Alperstein has been a management consultant to American Business Information Systems, Inc., a high-volume laser printing company. Mr. Alperstein was a self-employed financial consultant from September 1996 until December 1996. Mr. Alperstein was a Manager at Stout, Causey & Horning, P.A., a full service public accounting firm, from September 1992 until August 1996, and a Senior Accountant at Arthur Andersen, LLP, from July 1990 until September 1992. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended May 31, 1999, except that no Form 4 was received from a more than 10% shareholder in connection with the Company's August 1998 repurchase of his shares. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the year ended May 31, 1999. No executive officer who was serving as an executive officer during fiscal 1999 received salary and bonus which aggregated at least $100,000 for services rendered to the Company during the year ended May 31, 1999.

                                           Annual Compensation           Long Term Compensation
                                           -------------------   --------------------------------------
                                                                                 Awards
                                                                 --------------------------------------
Name and Principal Position         Year       Salary ($)        Securities Underlying Options/SARs (#)
---------------------------         ----       ----------        --------------------------------------

Alan S. Cohn, CEO (1)               1999           $0                               --

Kenneth L. Blum, Sr., Acting CEO    1998           $0                               --
                                    1997           $0                               --

----------
(1) Mr. Cohn became CEO of the Company as of June 1, 1998. Mr. Cohn is compensated through the Management Agreement with National Health Enterprises, Inc.

     See also Item 12 -- "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant."

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     No employment contracts, termination of employment, or change-in-control arrangements currently exist except for the National Health Enterprises, Inc. arrangement described below.

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

     During August 1998, William R. Cohen and Gerald L. Cohen each exercised their 100,000 stock options pursuant to the reduced pricing as approved by the Board of Directors. See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of August 13, 1999 there were 7,356,297 shares of Common Stock, 5,000 Series 2 Shares and 301,160 Series A Shares outstanding. The table below sets forth as of August 13, 1999, certain information regarding the shares of Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. None of the directors or executive officers owns any Series 2 Shares.

                                                                      Common issuable upon conversion or
                                                                                 exercise of: (1)
                                                                      -----------------------------------
                                                        Series A                             Total Common
                             Common         % of    Preferred Stock    % of      Options     Beneficially   Percent of
Name and Address              Stock        Common    (actual shares)   Pref.   or Warrants    Owned (1)     Common (2)
----------------              -----        ------   ----------------   -----   -----------   ------------   ----------
Gerald L. Cohen*             253,359         3.4         22,274(7)      7.4           --         476,099         6.3

William R. Cohen*            161,117(4)      2.2         10,552         3.5           --         266,637         3.6

William L. Richter         1,194,620(3)     16.2         50,099(3)     16.6           --       1,695,610(3)     21.6
C/o Richter & Co., Inc.
450 Park Ave., 28th Floor
New York, NY 10022

Sam Oolie*                   220,021(5)      3.0         24,023         8.0      100,000         560,251         7.3

Kenneth L. Blum, Sr.         140,000(6)      1.9          2,000         0.7           --         160,000         2.2
17133 Ericarose Street
W. Boca Raton, FL 33496

Kenneth L. Blum, Jr.       1,814,750        24.7             --          --           --       1,814,750        24.7
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117

Alan S. Cohn               1,804,750        24.5             --          --           --       1,804,750        24.5
11460 Cronridge Drive
Suite 120
Owings Mills, MD 21117

All directors and          5,588,617(4)(5)  76.0        108,948        36.2      505,000       7,183,097        80.3
Executive officers as
A group (9 persons)

----------
*    Business Address: 3724 North Third Street, Suite 300, Phoenix, Arizona
     85012.

(1) Includes shares of Common Stock with respect to which the identified person had the right to acquire beneficial ownership on or within 60 days of the date of the above table pursuant to the Series A Preferred or options or warrants, as indicated. Each share of Series A Preferred Stock indicated in the table is convertible into 10 shares of Common Stock and such shares of Common Stock are included in the total Common Stock beneficially owned.

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

(3) Includes 462,500 shares of Common Stock and shares of Common Stock issuable upon conversion of 22,300 shares of Series A indirectly owned via an affiliated corporation, Richter & Co., Inc. ("RCI"), which thereby beneficially owns in its own name 685,500 shares or 9.0% of the Company's Common Stock. Also includes shares of Common Stock issuable upon conversion of 3,883 and 4,530 shares of Series A Preferred held via two other corporations. Also includes shares of Common Stock issuable upon conversion of 2,500 shares of Series A Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NATIONAL HEALTH ENTERPRISES, INC.

     MANAGEMENT AGREEMENT. On December 12, 1997 the Company's Board of Directors agreed to extend the term of the Company's Management Agreement with NHE to March 18, 2003. Also, effective March 18, 1998, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by $50,000 per year to $250,000 per year. On May 3, 1999, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by an additional $50,000 per year to $300,000 per year. Messrs. Blum Sr., Blum Jr. and Cohn abstained from voting due to their relationship to National Health Enterprises. The increase became effective as of June 1, 1999.

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

     SUBORDINATED PROMISSORY NOTES. On March 18, 1993, the Company obtained loans in the amount of $80,000 from each of Mr. Blum, Jr. and Mr. Cohn. The notes were due March 18, 1998 and accrued interest at the rate of 6% per annum, provided that the holders could accelerate the notes if the Company terminated the Management Agreement without cause. Interest was payable semiannually in arrears, commencing September 18, 1993. The notes were unsecured and subordinated to the Company's outstanding 9 1/2% Debentures and future indebtedness of the Company for borrowed money. The Company paid $8,416 in interest under the terms of these notes in fiscal 1998. On March 18, 1998 the Company paid Mr. Blum, Jr. and Mr. Cohn the outstanding principal and accrued interest amounts on the subordinated promissory notes.

     MARKETING AGREEMENT. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. In fiscal 1999 and 1998, the Company paid approximately $310,000 and $211,000, respectively, to NHE under the Marketing Agreement. In fiscal 1999 and 1998, the Company paid approximately $13,446 and $8,000, respectively, in reimbursable marketing expenses to NHE under the Marketing Agreement.

INVESTMENT BANKING SERVICES

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

     On May 3, 1999, the Company's Board of Directors approved a cash payment to Richter & Co., Inc. at an annual rate of $30,000 under the Investment Advisor Agreement. Mr. Richter abstained from voting due to his relationship to Richter & Co., Inc. The payment commenced as of June 1, 1999.

SOFTWARE DEVELOPMENT SERVICES

     During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company did not pay any development fees related to the software during fiscal 1999 and 1998. Additionally, the Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $12,000 of computer lease charges in fiscal 1999 and 1998. Kenneth
L. Blum, Jr., a Director, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the former Acting President and CEO, and a Director of the Company.

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

                                       AVESIS INCORPORATED


     Date August 24, 1999              By: /s/ Alan S. Cohn
          ------------------------         -------------------------------------
                                       Alan S. Cohn
                                       President and Principal Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date
---------                             -----                           ----

/s/ Alan S. Cohn             President, Principal                August 24, 1999
------------------------     Executive Officer and Director
Alan S. Cohn

/s/ Neal A. Kempler          Corporate Secretary and             August 24, 1999
------------------------     Vice President of Operations
Neal A. Kempler

/s/ Joel H. Alperstein       Treasurer and Director              August 24, 1999
------------------------     of Finance
Joel H. Alperstein           (Principal Financial Officer)

/s/ Shannon R. Barnett       Controller                          August 24, 1999
-----------------------      (Principal Accounting Officer)
Shannon R. Barnett

/s/ William R. Cohen         Co-Chairman of the                  August 24, 1999
----------------------       Board of Directors
William R. Cohen

/s/ William L. Richter       Co-Chairman of the                  August 24, 1999
------------------------     Board of Directors
William L. Richter

/s/ Kenneth L. Blum, Sr.     Director                            August 24, 1999
------------------------
Kenneth L. Blum, Sr.

/s/ Kenneth L. Blum, Jr.     Director                            August 24, 1999
------------------------
Kenneth L. Blum, Jr.

/s/ Gerald L. Cohen          Director                            August 24, 1999
------------------------
Gerald L. Cohen

/s/ Sam Oolie                Director                            August 24, 1999
------------------------
Sam Oolie

                               AVESIS INCORPORATED
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

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

    3.3         Amendments to Bylaws adopted December 6, 1991      Company's Annual Report on Form 10-K for the
                                                                   year ended May 31, 1992 (File No. 1-9758).

    4.1         Statement of Designations, Preferences,            Company's Registration Statement on Form S-l
                Privileges, Voting Powers, Restrictions,           filed May 17, 1989 (File No. 33-28756).
                Qualifications and Rights of the Series 2
                Preferred

    4.2         Specimen Certificate representing $.0l par value   Company's Registration Statement on Form S-18
                Common Stock                                       (File No. 33-6366-LA) filed July 11, 1986 and
                                                                   declared effective July 14, 1986.

    4.3         Specimen Certificate representing $10 Class A      Amendment No. l to the Company's Registration
                Nonvoting Cumulative Convertible Preferred         Statement on Form S-l filed June 29, 1989
                Stock, Series 2                                    (File No. 33-28756).

    4.4         Statement of Designations, Preferences,            Company's Schedule 13E-4 filed April 27, 1998
                Privileges, Voting Powers, Restrictions and        (Annex A).
                Qualifications of the Series A Preferred

   10.1         Incentive Stock Option Plan of the Company, as     Company's Registration Statement on Form S-1
                amended                                            (File No. 33-17217) filed January 12, 1988,
                                                                   and declared effective January 12, 1988.

   10.2         401(k) Plan of the Company                         Company's annual report on Form 10-K for the
                                                                   year ended May 31, 1989 (File No. 1-9758).

EXHIBIT NO.     EXHIBIT                                            INCORPORATED BY REFERENCE FROM THE:
-----------     -------                                            -----------------------------------
   10.3         Management Agreement dated March 18, 1993          Company's report on Form 8-K dated March 18,
                between the Company and NHE                        1993 (File No. 1-9758).

   10.4         Stock Option Grant to NHE dated March 18,          Company's report on Form 8-K dated
                1993 relating to options for the purchase of       March 18, 1993 (File No. 1-9758).
                4,400,000 shares of the Company's Common Stock

   10.5         Subordinated Promissory Note dated March 18,       Company's report on Form 8-K dated
                1993 in the amount of $80,000 payable by the       March 18, 1993 (File No. 1-9758).
                Company to Mr. and Ms. Blum

   10.6         Subordinated Promissory Note dated March 18,       Company's report on Form 8-K dated
                1993 in the amount of $80,000 payable by the       March 18, 1993 (File No. 1-9758).
                Company to Mr. and Mrs. Cohn

   10.7         Registration Rights Agreement dated March 18,      Company's report on Form 8-K dated
                1993 among NHE, Mr. Blum, and Alan S. Cohn         March 18, 1993 (File No. 1-9758).

   10.8         Marketing Agreement dated March 18, 1993 between   Company's report on Form 8-K dated
                the Company and NHE                                March 18, 1993 (File No. 1-9758).

   10.9         Option Transfer Documents dated March 31, 1993     Company's report on Form 8-K dated
                                                                   March 18, 1993 (File No. 1-9758).

   10.10        Stock Purchase Warrant issued to Richter & Co.,    Company's report on Form 8-K dated
                Inc. dated March 18, 1993 for the purchase of      March 18, 1993 (File No. 1-9758).
                240,000 shares of the Issuer's Common Stock

   10.11        Stock Purchase Warrant issued to William L.        Company's report on Form 8-K dated
                Richter dated March 18, 1993 for the purchase of   March 18, 1993 (File No. 1-9758).
                160,000 shares of the Issuer's Common Stock

   10.12        1993 Stock Option Plan                             Company's annual report on Form 10-KSB for the
                                                                   year ended May 31, 1993 (File No. 1-9758).

   10.13        Lease Agreement between the Company and            Company's Report on Form 10-QSB for the three
                Phoenix City Square                                months ended February 28, 1995 (File No. 1-9758).

   10.14        Fee Agreement between the Company and Richter      Company's Report on Form 10-QSB for the three
                & Co., Inc.                                        months ended February 28, 1995 (File No. 1-9758).

   10.15        Software Development Agreement between the         Company's Report on Form 10-QSB for the three
                Company and National Computer Services, Inc.       months ended August 31, 1995 (File No. 1-9758).

   10.16        Litigation Agreement between the Company and       Company's Report on Form 10-KSB for the year
                Ken Blum, Sr., Ken Blum, Jr., and Alan Cohn        ended May 31, 1997 (File No. 0-15304).

EXHIBIT NO.     EXHIBIT                                            INCORPORATED BY REFERENCE FROM THE:
-----------     -------                                            -----------------------------------
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

   10.19        Supplemental Agreement to the December 5, 1994     Company's Report on Form 10-KSB for the year
                Investment Banking Agreement                       ended May 31, 1998 (File No. 0-15304).

   11           Statement recomputation of per-share earnings      Earnings (Loss) per Share Computation, see
                                                                   Note 7 to the Notes to Consolidated Financial
                                                                   Statements.

   21           Subsidiary of Registrant                           filed herewith

   27           Financial Data Schedule                            filed herewith