Form 10QSB
period 1999-08-31
AVESIS INC
filed 1999-10-13
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ______________


                         Commission File Number 0-15304


                               AVESIS INCORPORATED
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


           Delaware                                              86-0349350
-------------------------------                              -------------------
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

     The number of outstanding shares of the registrant's Common Stock on September 23, 1999 was 7,343,297.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

     [ ] Yes [X] No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                              AS OF AUGUST 31, 1999
                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,619,661
  Receivables, net                                                      285,135
  Prepaid expenses and other                                            228,660
                                                                   ------------
      Total current assets                                            3,133,456
  Property and equipment, net                                           498,623
  Deposits and other assets                                             245,681
                                                                   ------------
                                                                   $  3,877,760
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  1,308,688
  Current installments of obligations under capital lease                10,288
  Accrued expenses-
    Compensation                                                         43,961
    Other                                                                 8,396
  Deferred income                                                        17,883
                                                                   ------------
      Total current liabilities                                       1,389,216
Obligations under capital lease, excluding current installments          17,583
                                                                   ------------
      Total liabilities                                               1,406,799
                                                                   ------------
Stockholders' equity:
  Preferred stock $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible
      preferred stock, Series A, $.01 par value; authorized
      1,000,000 shares; 301,160 issued and outstanding
      (liquidation preference of $3.75 per share)                         3,012
    $10 Class A, nonvoting cumulative convertible preferred
      stock, Series 2, $.01 par value; authorized 1,000,000
      shares; 5,000 shares issued and outstanding (liquidation
      preference of $10 per share) and $30,375 of dividends in
      arrears at $6.075 per share; dividends accrue at $.225
      per share per calendar quarter                                         50
  Common stock of $.01 par value, authorized 20,000,000 shares;
     7,356,297 shares issued and outstanding                             73,563
  Additional paid-in capital                                         10,458,180
  Accumulated deficit                                                (8,063,844)
                                                                   ------------
      Total stockholders' equity                                      2,470,961
                                                                   ------------
                                                                   $  3,877,760
                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)


                                                          Quarters Ended
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Service revenues:
  Administration fees                              $  2,074,723    $  1,994,944
  Buying group                                          356,883         405,713
  Provider fees                                          37,438          37,053
  Other                                                   2,059           1,588
                                                   ------------    ------------
  Total service revenues                              2,471,103       2,439,298

Cost of services                                      1,805,905       1,832,672
                                                   ------------    ------------

  Income from services                                  665,198         606,626

General and administrative expenses                     283,972         237,884

Selling and marketing expenses                          266,100         249,423
                                                   ------------    ------------

  Income from operations                                115,126         119,319
                                                   ------------    ------------

Non-operating income:
  Other income                                              702           1,319
  Interest income                                        28,231          10,128
  Interest expense                                         (897)         (1,104)
                                                   ------------    ------------
  Net non-operating income                               28,036          10,343
                                                   ------------    ------------

  Net income                                       $    143,162    $    129,662
                                                   ============    ============

Preferred stock dividends                               (26,535)        (28,053)

  Net income available to common stockholders      $    116,627    $    101,599
                                                   ============    ============

Earnings per share - Basic                         $       0.02    $       0.02
                                                   ============    ============

Earnings per share - Diluted                       $       0.01    $       0.02
                                                   ============    ============

Weighted average common and equivalent
shares outstanding - Basic                            7,356,297       5,059,711
                                                   ============    ============

Weighted average common and equivalent
0shares outstanding - Diluted                        10,493,904       8,327,918
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 1999 AND 1998
                                   (Unaudited)

                                                                 1999           1998
                                                              -----------    -----------
Cash flows from operating activities:
  Net income                                                  $   143,162    $   129,662
                                                              -----------    -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  35,444         27,892
    Provision for losses on accounts receivable                   (12,771)           -0-
    Increase (decrease) in cash resulting from changes in:
      Receivables                                                  68,641        139,162
      Prepaid expenses and other                                   28,241        (13,401)
      Other assets                                                (11,762)           722
      Accounts payable                                            (55,898)       159,064
      Accrued expenses                                            (55,584)       (31,165)
      Deferred income                                               5,681          4,399
      Accrued rent                                                    -0-         (5,875)
                                                              -----------    -----------
        Total adjustments                                           1,992        280,798
                                                              -----------    -----------
        Net cash provided by operating activities                 145,154        410,460
                                                              -----------    -----------
Cash flows from investment activities:
  Purchases of property and equipment                             (67,979)       (52,702)
  Proceeds from dispositions of property and equipment                -0-          1,370
                                                              -----------    -----------
        Net cash used in investing activities                     (67,979)       (51,332)
                                                              -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligation                (2,785)        (2,579)
  Exercise of stock options and warrants                              -0-      1,228,656
  Payment of dividend on preferred stock                          (50,821)           -0-
  Payments for repurchase of common and preferred stock            (3,250)      (647,568)
                                                              -----------    -----------
        Net cash (used in) provided by financing activities       (56,856)       578,509
                                                              -----------    -----------

        Net increase in cash and cash equivalents                  20,319        937,637

Cash and cash equivalents, beginning of period                  2,599,342        993,610
                                                              -----------    -----------
Cash and cash equivalents, end of period                      $ 2,619,661    $ 1,931,247
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiary, Avesis of Washington, D.C. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the year ended May 31, 1999.

Note 2. Earnings per Share

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters ended August 31, 1999 and 1998 follows:

                                                          Quarter ended    Quarter ended
                                                         August 31, 1999  August 31, 1998
                                                           -----------      -----------
     Net earnings                                          $   143,162      $   129,662
     Less: preferred stock dividends                            26,535           28,063
                                                           ===========      ===========
     Income available to common stockholders                   116,627          101,599
                                                           ===========      ===========
     Basic EPS - weighted average shares outstanding         7,356,297        5,059,711
                                                           ===========      ===========
     Basic earnings per share                              $      0.02      $      0.02
                                                           ===========      ===========
     Basic EPS - weighted average shares outstanding         7,356,297        5,059,711
     Effect of dilutive securities:
       Stock Purchase Options - common stock                   112,746               --
       Convertible preferred stock                           3,024,861        3,268,207
                                                           -----------      -----------
     Dilutive EPS - weighted average shares outstanding     10,493,904        8,327,918
     Net earnings                                          $   143,162      $   129,662
                                                           -----------      -----------
     Diluted earnings per share                            $      0.01      $      0.02
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE QUARTERS ENDED AUGUST 31, 1999 AND 1998

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new Members, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and Members enrolled in the Company's benefit programs, the relevance of the Company's historical performance, Year 2000 issues and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

     Avesis Incorporated, a Delaware corporation (together with its subsidiary, the "Company"), incorporated in June 1978, markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of services and products through networks of providers such as ophthalmologists, optometrists, opticians, dentists, chiropractors and hearing specialists ("Providers").

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

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters ended August 31, 1999 and 1998:

                                 Quarter Ended                  Quarter Ended
                                August 31, 1999                August 31, 1998         Increase/(Decrease)
                           ---------------------------   ---------------------------   -------------------
                                         % of Total                    % of Total                   %
Revenue:                               Service Revenue               Service Revenue              Change
--------                               ---------------               ---------------              ------
Total Service Revenue      $2,471,103       100%         $2,439,298       100%          $31,805       1%
Vision & Hearing Program    1,868,728        76%          1,691,887        69%          176,841      11%
Vision Provider Fee            37,438         2%             37,053         2%              385       1%
Dental Program                205,987         8%            296,785        12%          (90,798)    (31%)
Buying Group Program          356,883        14%            405,713        17%          (48,830)    (12%)

Expenses:
---------
Cost of Services            1,805,905        73%          1,832,672        75%          (26,767)     (1%)
General & Administrative      283,972        12%            237,884        10%           46,088      19%
Selling & Marketing           266,100        11%            249,423        10%           16,677       7%

Net Income                    143,162         6%            129,662         5%           13,500      10%

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Two major Sponsors accounted for 48% and 14% of total service revenues in the first quarter of fiscal 2000, and three major Sponsors accounted for 28%, 16% and 14% of total service revenues in the first quarter of fiscal 1999. Two of the Company's three major Sponsors accounted for separately during the first quarter of fiscal 1999 were combined before the first quarter of fiscal 2000. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with those Sponsors.

     The increase in total service revenues is principally due to a vision plan Sponsor who has increased the level of benefit of its Members, and the resulting fees, over the prior year, and a second vision plan Sponsor which has added approximately 93,000 Members since August 1998.

     The Company had approximately 784,000 vision and 4,000 hearing Members as of August 31, 1999, compared to approximately 794,000 vision and 6,000 hearing Members as of August 31, 1998. The increase in vision and hearing revenue during the first quarter of fiscal year 2000 as compared to the previous fiscal year was largely the result of the two vision plan Sponsors mentioned above. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the first quarter of fiscal year 1999 to the first quarter of fiscal year 2000.

     The Company had approximately 126,000 dental Members as of August 31, 1999, compared to approximately 162,000 dental Members as of August 31, 1998. The decline of the Company's dental program revenue and membership resulted from a Sponsor's loss of approximately 23,000 Members who participated in the Company's dental program. There also have been reductions in Members from various Sponsors in the normal course of business.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services decreased slightly as a percentage of total service revenues during the quarter ended August 31, 1999, as compared to the same period in fiscal 1999. This is due to the efficiencies of scale that the Company is starting to realize as its total service revenue continues to grow. However, Cost of Services increased as a percentage of total service revenue during the first quarter of fiscal 2000 (73%) as compared to the average for the entire previous fiscal year (70%). This increase was largely due to the Company's focus on Customer Service, Network Development and Provider communication. During the first quarter of fiscal 2000, the Company's Vision & Dental Provider Networks each grew by approximately 9%.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter ended August 31, 1999, as compared to the quarter ended August 31, 1998. The increase was largely due to increases in rent, depreciation and equipment rentals related to the expansion of the Company's principal offices beginning February 1999. The Company's payments under its Management Agreement with National Health Enterprises, Inc. (an affiliate) increased by $50,000 to $300,000 annually as of June 1, 1999. The Company also began making monthly payments under its Investment Advisor Agreement with Richter & Co., Inc. (an affiliate) at an annual rate of $30,000 as of June 1, 1999.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. The increase in expenses during the current period was primarily due to the payroll and related expenses for a senior salesperson that joined the Company after the first quarter of fiscal 1999. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2,619,661 as of August 31, 1999, compared to $2,599,342 as of May 31, 1999. The increase of $20,319 is primarily due to the Company's net income earned during the quarter ended August 31, 1999, partially offset by fixed asset purchases and the payment of a dividend on the Company's Series A preferred stock. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     As of August 31, 1999, the Company had $1,308,688 of Accounts Payable, compared to $1,364,586 as of May 31, 1999. Included in Accounts Payable are reserves for claims of $1,102,565 as of August 31, 1999, and $1,082,072 as of
May 31, 1999. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results.

     The Company expects to pay dividends of approximately $50,000 on the Series A Preferred Stock on December 1, 1999.

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

     During July 1997, the Company contracted with a third party vendor to develop new systems to support the Company's claims payment, customer and provider service, quality assurance and network development functions. The Company missed its anticipated implementation date for the new system of September 1, 1999, due to issues with data conversion from its current systems. As of October 4, 1999, the issues have been addressed in a satisfactory manner and the Company's expectation is that the new system will be fully implemented as of November 1, 1999. As of August 31, 1999, the Company had paid approximately $429,000 for software development and related hardware, which was capitalized. The Company expects to incur approximately $55,000 of additional software development and related hardware expenses during fiscal 2000.

     The Company has reviewed all other internally used software and believes that its systems that have recently been developed and are currently under testing and all other critical applications are Year 2000 compliant. Based upon its current computer operations and systems development, the Company believes that its risks related to Year 2000 compliance are minimal. The Company does not presently anticipate that any additional costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is in the process of contacting all vendors and clients who forward data electronically to determine the extent of their compliance and to plan accordingly. Based upon information recently received from third parties, the Company believes that all significant vendors and clients have Year 2000 remediation efforts underway. The Company's five largest Sponsors that collectively account for greater than 90% of the total administration fee revenue either electronically transmit data using a four-digit year or forward data in a hard copy format. To the extent that the Company's vendor and client data are not Year 2000 compliant, the Company's new systems have been written with the flexibility to translate the data accordingly into a Year 2000 compliant format. While the Company believes that its risks related to disruption arising from Year 2000 compliance by vendors and its clients are minimal, it does not have any control over these third parties and cannot determine to what extent future operating results may be adversely affected by the failure of third parties to address Year 2000 issues successfully.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, restricts the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during October 1999, on shares of its Series 2 Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $31,500, or $6.30 per share, as of September 30, 1999 for all 5,000 shares outstanding.

ITEM 5. OTHER INFORMATION

     RETIREMENT OF STOCK INFORMATION

     As previously disclosed in the Company's Form 10-KSB for the year ended May 31, 1999, filed on August 25, 1999, the Company made the following stock repurchases and retirements:

                                  Series 2      Total Purchase Price
                  Date             Shares       including Commissions
              -------------       --------      ---------------------
              June 29, 1999        1,000               $3,276

     Subsequent to the filing of the Company's Form 10-KSB for the year ended May 31, 1999, the Company made the following stock repurchases and retirements:

                                           Series A     Total Purchase Price
           Date           Common Shares     Shares      including Commissions
     -----------------    -------------    --------     ---------------------
     September 3, 1999         13,000                          $ 6,392
     September 13,1999                       3,500             $17,522

     CHANGE IN FISCAL YEAR

     On October 5, 1999, the Company's Board of Directors approved the change of the Company's fiscal year end from May 31 to December 31. The Company will file a transition report on Form 10-QSB for the quarter ended September 30, 1999 by November 15, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVESIS INCORPORATED
                                        (Registrant)


Date: 10/12/99                          /s/ Neal A. Kempler
                                        ----------------------------------------
                                        Neal A. Kempler, Vice President
                                        and Secretary


Date: 10/12/99                          /s/ Joel H. Alperstein
                                        ----------------------------------------
                                        Joel H. Alperstein, Director of Finance
                                        and Treasurer
                                        (Principal Financial Officer)

                               Avesis Incorporated
                                  Exhibit Index
                Form 10-QSB for the Quarter Ended August 31, 1999


Exhibit No.     Description                  Incorporated by Reference from the:
-----------     -----------                  -----------------------------------
11              Statement re: Computation    Earnings (Loss) per Share
                of per Share Earnings        Computation, see Note 2 to the
                                             Notes to Condensed Consolidated
                                             Financial Statements

27              Financial Data Schedule      Filed herewith