Form 10QSB
period 1999-09-30
AVESIS INC
filed 1999-11-15
CIK 795574

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________


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


The number of outstanding shares of the registrant's Common Stock on November 2, 1999 was 7,343,297.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One) [ ] Yes [X] No

                                     1 of 12

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,587,237
  Receivables, net                                                      290,490
  Prepaid expenses and other                                            213,823
                                                                   ------------
      Total current assets                                            3,091,550
  Property and equipment, net                                           498,075
  Deposits and other assets                                             345,681
                                                                   ------------
                                                                   $  3,935,306
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  1,265,840
  Current installments of obligations under capital lease                10,288
  Accrued expenses-
    Compensation                                                         47,033
    Other                                                                11,646
  Deferred income                                                        17,478
                                                                   ------------
      Total current liabilities                                       1,352,285
Obligations under capital lease, excluding current installments          16,604
                                                                   ------------
      Total liabilities                                               1,368,889
                                                                   ------------
Stockholders' equity:
  Preferred stock $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible
      preferred stock, Series A, $.01 par value; authorized
      1,000,000 shares; 297,660 issued and outstanding
      (liquidation preference of $3.75 per share)                         2,977
    $10 Class A, nonvoting cumulative convertible preferred stock,
      Series 2, $.01 par value; authorized 1,000,000 shares; 5,000 shares issued and outstanding (liquidation preference of
      $10 per share) and $31,500 of dividends in arrears at $6.30 per share; dividends accrue at $.225 per share per calendar
      quarter                                                                50
  Common stock of $.01 par value, authorized 20,000,000 shares;
    7,343,297 shares issued and outstanding                              73,433
  Additional paid-in capital                                         10,434,475
  Accumulated deficit                                                (7,944,518)
                                                                   ------------
         Total stockholders' equity                                   2,566,417
                                                                   ------------
                                                                   $  3,935,306
                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND FOUR MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                Quarters Ended                Four Months Ended
                                         ----------------------------    ----------------------------
                                         September 30,   September 30,   September 30,   September 30,
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Service revenues:
  Administration fees                    $  2,071,843    $  2,050,742    $  2,758,762    $  2,691,817
  Provider fees                                37,685          41,312          51,720          52,814
  Buying group                                330,984         394,597         470,051         538,044
  Other                                         2,744             753           2,979           1,385
                                         ------------    ------------    ------------    ------------
  Total service revenues                    2,443,256       2,487,404       3,283,512       3,284,060

Cost of services                            1,684,641       1,852,946       2,318,268       2,471,884
                                         ------------    ------------    ------------    ------------
  Income from services                        758,615         634,458         965,244         812,176

Gel and administrative expenses               284,458         236,317         377,370         315,717

Selling and marketing expenses                277,169         253,346         362,581         341,604
                                         ------------    ------------    ------------    ------------
  Income from operations                      196,988         144,795         225,293         154,855
                                         ------------    ------------    ------------    ------------
Non-operating income:
  Other income                                    714           1,419             714           1,419
  Interest income                              28,905          12,543          37,627          15,967
  Interest expense                               (773)         (1,081)         (1,146)         (1,453)
                                         ------------    ------------    ------------    ------------
  Net non-operating income                     28,846          12,881          37,195          15,933
                                         ------------    ------------    ------------    ------------
  Net income                             $    225,834    $    157,676    $    262,488    $    170,788
                                         ============    ============    ============    ============
Preferred stock dividends                     (26,240)        (27,781)        (34,987)        (37,042)

  Net income available to common
  stockholders                           $    199,594    $    129,895    $    227,501    $    133,746
                                         ============    ============    ============    ============
Earnings per share - Basic               $       0.03    $       0.02    $       0.03    $       0.02
                                         ============    ============    ============    ============
Earnings per share - Diluted             $       0.02    $       0.02    $       0.02    $       0.02
                                         ============    ============    ============    ============
Weighted average common shares
outstanding - Basic                         7,352,482       6,095,247       7,353,420       5,634,905
                                         ============    ============    ============    ============
Weighted average common and equivalent
shares outstanding - Diluted               10,525,181       9,302,937      10,514,801       8,887,419
                                         ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE FOUR MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                        1999           1998
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $   262,488    $   170,788
                                                     -----------    -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         47,797         37,727
    Provision for losses on accounts receivable          (14,771)           -0-
    Increase (decrease) in cash resulting
      from changes in:
      Receivables                                         65,286        158,847
      Prepaid expenses and other                          43,078        (75,852)
      Other assets                                      (111,762)       (12,982)
      Accounts payable                                   (98,745)       165,358
      Accrued expenses                                   (49,262)       (30,623)
      Deferred income                                      5,276          5,824
      Accrued rent                                           -0-         (7,834)
                                                     -----------    -----------
        Total adjustments                               (113,103)       240,465
                                                     -----------    -----------
        Net cash provided by operating activities        149,385        411,253
                                                     -----------    -----------
Cash flows from investment activities:
  Purchases of property and equipment                    (79,784)       (58,006)
  Proceeds from dispositions of property
    and equipment                                            -0-          1,370
                                                     -----------    -----------
        Net cash used in investing activities            (79,784)       (56,636)
                                                     -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligation       (3,764)        (3,457)
  Exercise of stock options and warrants                     -0-      1,228,657
  Payment of dividend on preferred stock                 (50,821)           -0-
  Payments for repurchase of common
    and preferred stock                                  (27,121)      (658,262)
                                                     -----------    -----------
        Net cash (used in) provided by
          financing activities                           (81,706)       566,938
                                                     -----------    -----------
        Net (decrease) increase in cash
          and cash equivalents                           (12,105)       921,555

Cash and cash equivalents, beginning of period         2,599,342        993,610
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 2,587,237    $ 1,915,165
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, Avesis of Washington, D.C. and Avesis Reinsurance Incorporated (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the year ended May 31, 1999.

     Change in Fiscal Year - On October 5, 1999, the Company changed its fiscal year-end from May 31 to December 31 to conform to the year-end of Avesis Reinsurance Incorporated ("ARI"). Reinsurance corporations are required to have a December 31 fiscal year-end and submit calendar year-end audited financial statements by the Arizona Department of Insurance.

NOTE 2. EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters and four months ended September 30, 1999 and 1998 follows:

                                                     Quarter ended        Quarter ended
                                                   September 30, 1999   September 30, 1998
                                                      -----------          -----------
Net earnings                                          $   225,834          $   157,676
Less: preferred stock dividends                            26,240               27,781
                                                      -----------          -----------
Income available to common stockholders                   199,594              129,895
                                                      ===========          ===========
Basic EPS - weighted average shares outstanding         7,352,482            6,095,247
                                                      ===========          ===========
Basic earnings per share                              $      0.03          $      0.02
                                                      ===========          ===========
Basic EPS - weighted average shares outstanding         7,352,482            6,095,247
Effect of dilutive securities:
  Stock Purchase Options - common stock                   160,013                   --
  Convertible preferred stock                           3,012,687            3,207,690
                                                      -----------          -----------
Dilutive EPS - weighted average shares outstanding     10,525,181            9,302,937
Net earnings                                          $   225,834          $   157,676
                                                      -----------          -----------
Diluted earnings per share                            $      0.02          $      0.02
                                                      ===========          ===========

                                                   Four Months ended    Four Months ended
                                                   September 30, 1999   September 30, 1998
                                                      -----------          -----------
Net earnings                                          $   262,488          $   170,788
Less: preferred stock dividends                            34,987               37,042
                                                      -----------          -----------
Income available to common stockholders                   227,501              133,746
                                                      ===========          ===========
Basic EPS - weighted average shares outstanding         7,353,420            5,634,905
                                                      ===========          ===========
Basic earnings per share                              $      0.03          $      0.02
                                                      ===========          ===========
Basic EPS - weighted average shares outstanding         7,353,420            5,634,905
Effect of dilutive securities:
  Stock Purchase Options - common stock                   145,313                   --
  Convertible preferred stock                           3,016,067            3,242,514
                                                      -----------          -----------
Dilutive EPS - weighted average shares outstanding     10,514,801            8,877,419
Net earnings                                          $   262,488          $   170,788
                                                      -----------          -----------
Diluted earnings per share                            $      0.02          $      0.02
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND FOUR MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, the "Company"), incorporated in June 1978, markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of services and products through networks of providers such as ophthalmologists, optometrists, opticians, dentists, chiropractors and hearing specialists ("Providers"). The Company incorporated Avesis Reinsurance Inc. in October 1999, to enable the Company to insure risks as a life and disability reinsurer, thereby maximizing the potential revenues and earnings related to its Programs.

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

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and four months ended September 30, 1999 and 1998:

                                Quarter Ended                Quarter Ended
                              September 30, 1999           September 30, 1998          Increase/(Decrease)
                           ------------------------     ------------------------     ------------------------
                                        % of Total                    % of Total
                                      Service Revenue              Service Revenue                 % Change
Revenue:                              ---------------              ---------------                 ----------
Total Service Revenue      $2,443,256       100%        $2,487,404       100%        $  (44,148)        (2%)
Vision & Hearing Program    1,865,228        76%         1,746,235        70%           118,993          7%
Vision Provider Fee            37,685         2%            41,312         2%            (3,627)        (9%)
Dental Program                206,607         8%           301,228        12%           (94,621)       (31%)
Buying Group Program          330,984        14%           394,597        16%           (63,613)       (16%)

Expenses:
Cost of Services            1,684,641        69%         1,852,946        74%          (168,305)        (9%)
General & Administrative      284,458        12%           236,317        10%            48,141         20%
Selling & Marketing           277,169        11%           253,346        10%            23,823          9%

Net Income                    225,834         9%           157,676         6%            68,158         43%

                               Four Months Ended           Four Months Ended
                              September 30, 1999           September 30, 1998          Increase/(Decrease)
                           ------------------------     ------------------------     ------------------------
                                        % of Total                    % of Total
                                       Service Revenue              Service Revenue                 % Change
Revenue:                               ---------------              ---------------                 ----------
Total Service Revenue      $3,283,512       100%        $3,284,060       100%        $     (548)         (0%)
Vision & Hearing Program    2,486,302        76%         2,286,988        70%           199,314           9%
Vision Provider Fee            51,720         2%            52,815         2%            (1,095)         (2%)
Dental Program                272,448         8%           398,496        12%          (126,048)        (32%)
Buying Group Program          470,051        14%           538,044        16%           (67,993)        (13%)

Expenses:
Cost of Services            2,318,268        71%         2,471,884        75%          (153,616)         (6%)
General & Administrative      377,370        11%           315,717        10%            61,653          20%
Selling & Marketing           362,581        11%           341,604        10%            20,977           6%

Net Income                    262,488         8%           170,788         5%            91,700          54%

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Two major Sponsors accounted for 48% and 14% of total service revenues during the four months ended September 30, 1999, and three major Sponsors accounted for 28%, 17% and 14% of total service revenues during the four months ended September 30, 1998. Two of the Company's three major Sponsors accounted for separately during the four months ended September 30, 1998 were combined prior to the current fiscal year. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with those Sponsors.

     The increase in total service revenues is principally due to a vision plan Sponsor who has increased the level of benefit of its Members, over the prior year, and a second vision plan Sponsor which has added approximately 100,000 Members since September 1998.

     The Company had approximately 710,000 vision and 4,000 hearing Members as of September 30, 1999, compared to approximately 800,000 vision and 5,000 hearing Members as of September 30, 1998. The increase in vision and hearing revenue during the quarter and four months ended September 30, 1999 as compared to the same periods in the previous fiscal year was largely the result of the two vision plan Sponsors mentioned above. The decrease in vision Members was partially caused by the termination of an account with approximately 91,000 Members in a discount program, which did not provide significant revenue to the Company. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the four months ended September 30, 1998 to the four months ended September 30, 1999.

     The Company had approximately 124,000 dental Members as of September 30, 1999, compared to approximately 159,000 dental Members as of September 30, 1998. The decline of the Company's dental program revenue and membership resulted from a Sponsor's loss of approximately 23,000 Members who participated in the Company's dental program. There also have been reductions in Members from various Sponsors in the normal course of business.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services decreased as a percentage of total service revenues during the quarter and four months ended September 30, 1999, as compared to the same periods in the prior fiscal year. The decrease in Cost of Services in the current periods as compared to the previous year primarily resulted from lower Provider claims for services on which the Company is responsible for payment. However, Cost of Services increased slightly as a percentage of total service revenue during the four months ended September 30, 1999 (71%) as compared to the average for the entire previous fiscal year (70%). This increase was largely due to the Company's focus on Customer Service, Network Development and Provider communication.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter and four months ended September 30, 1999, as compared to the quarter and four months ended September 30, 1998. The increase was largely due to increases in rent, depreciation and equipment rentals related to the expansion of the Company's principal offices beginning February 1999. The Company's payments under its Management Agreement with National Health Enterprises, Inc. (an affiliate) increased by $50,000 to $300,000 annually as of June 1, 1999. The Company also began making monthly payments under its Investment Advisor Agreement with Richter & Co., Inc. (an affiliate) at an annual rate of $30,000 as of June 1, 1999.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. The increase in expenses during the quarter and four months ended September 30, 1999 as compared to the same periods in the previous fiscal year was primarily due to the payroll and related expenses for a senior salesperson that joined the Company during September 1998. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2,587,237 as of September 30, 1999, compared to $2,599,342 as of May 31, 1999. The decrease of $12,105 is primarily due to the Company's net income earned during the four months ended September 30, 1999, offset by fixed asset purchases, the payment of a dividend on the Company's Series A preferred stock and the transfer of $100,000 to a certificate of deposit, included in other assets, related to the formation of ARI. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     As of September 30, 1999, the Company had $1,265,841 of Accounts Payable, compared to $1,364,586 as of May 31, 1999. Included in Accounts Payable are reserves for claims of $1,057,850 as of September 30, 1999, and $1,082,072 as of May 31, 1999. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results.

     The Company expects to pay dividends of approximately $49,000 on the Series A Preferred Stock on December 1, 1999.

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

     During July 1997, the Company contracted with a third party vendor to develop new systems to support the Company's claims payment, customer and provider service, quality assurance and network development functions. The Company missed its anticipated implementation date for the new system of September 1, 1999, due to issues with data conversion from its current systems. As of October 4, 1999, the issues had been addressed in a satisfactory manner and the new system was fully implemented as of November 1, 1999. As of September 30, 1999, the Company had paid approximately $440,000 for software development and related hardware, which was capitalized. The Company expects to incur approximately $44,000 of additional software development and related hardware expenses during fiscal 2000.

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

ITEM 5. OTHER INFORMATION

     RETIREMENT OF STOCK INFORMATION

     As previously disclosed in the Company's Form 10-QSB for the quarter ended August 31, 1999, filed on October 13, 1999, the Company made the following stock repurchases and retirements:

                                             Series A      Total Purchase Price
           Date            Common Shares      Shares       including Commissions
           ----            -------------      ------       ---------------------
     September 3, 1999         13,000                              $ 6,392
     September 13,1999                         3,500               $17,522

     Subsequent to the filing of the Company's Form 10-QSB for the quarter ended August 31, 1999, the Company made the following stock repurchase and retirement:

                               Series A        Total Purchase Price
           Date                 Shares         including Commissions
           ----                 ------         ---------------------
     November 1, 1999            7,500                $37,522

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                                  (Registrant)


Date: 11/11/99                          /s/ Neal A. Kempler
                                        ----------------------------------------
                                        Neal A. Kempler, Vice President
                                        and Secretary


Date: 11/11/99                          /s/ Joel H. Alperstein
                                        ----------------------------------------
                                        Joel H. Alperstein, Director of Finance
                                        and Treasurer
                                        (Principal Financial Officer)

                               Avesis Incorporated
                                  Exhibit Index
              Form 10-QSB for the Quarter Ended September 30, 1999


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