Form 10KSB40
period 1999-12-31
AVESIS INC
filed 2000-03-30
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ ]  Annual Report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended ________________ or

[X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from June 1, 1999 to December 31, 1999

                         Commission File Number: 0-15304


                               Avesis Incorporated
                   -------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $5,614,154.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 14, 2000 was $1,765,535. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 13, 2000 was 7,250,297.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                    TRANSITION PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
ITEM l. Description of Business ............................................. 1
ITEM 2. Description of Properties ........................................... 6
ITEM 3. Legal Proceedings ................................................... 7
ITEM 4. Submission of Matters to a Vote of
          Security Holders .................................................. 7

                                     PART II

ITEM 5. Market for Common Equity and
          Related Stockholder Matters .......................................  8
ITEM 6. Management's Discussion and Analysis or Plan
          of Operation....................................................... 13
ITEM 7. Financial Statements ................................................ 19
ITEM 8. Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure ............................ 20

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters,
          and Control Persons; Compliance with Section 16(a)
          of the Exchange Act ............................................... 20
ITEM 10. Executive Compensation ............................................. 24
ITEM 11. Security Ownership of Certain Beneficial
           Owners and Management ............................................ 26
ITEM 12. Certain Relationships and Related Transactions...................... 28
ITEM 13. Exhibits and Reports on Form 8-K ................................... 30
SIGNATURES .................................................................. 31

                                     PART I

ITEM L. DESCRIPTION OF BUSINESS

GENERAL

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, Avesis of Washington, D.C., Inc. and Avesis Reinsurance Incorporated, collectively the "Company"), markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as opticians, optometrists, ophthalmologists, dentists, chiropractors and hearing specialists ("Providers").

Administration fee and provider fee revenue has been derived from the product lines in the following proportions:

                         Transition Period Ended         Fiscal Years Ended
                         -----------------------    ----------------------------
                             December 31, 1999      May 31, 1999    May 31, 1998
                             -----------------      ------------    ------------
Vision and Hearing Program            90%                87%            80%
Dental Program                        10%                13%            20%

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

     The table below sets forth the approximate numbers of Providers and Members enrolled in the Vision Program at the dates indicated:

      Date           Number of Providers   Number of States    Number of Members
      ----           -------------------   ----------------    -----------------
December 31, 1999           6,700                 46                 687,000
  May 31, 1999              5,151                 45                 817,000
  May 31, 1998              4,550                 48                 649,000

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

     The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

       Date         Number of Providers    Number of States    Number of Members
       ----         -------------------    ----------------    -----------------
December 31, 1999          8,945                  43                73,000
   May 31, 1999            8,397                  42                144,000
   May 31, 1998           10,683                  43                148,000

Included in the number of providers in the table above as of May 31, 1998 are 5,553 providers who participate in a third party's Provider network. The Company had a network rental agreement that allowed Members to utilize the services of the third party's Provider network that was terminated during the fiscal year ended May 31, 1999.

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

     Two major Sponsors accounted for 47% and 15% of total service revenues during the transition period ended December 31, 1999, and 48% and 14% of total service revenues in the fiscal year ended May 31, 1999. Three major Sponsors accounted for 28%, 15% and 10% in the fiscal year ended May 31, 1998. Two of the three major Sponsors accounted for separately during the fiscal year ended May 31, 1998 were combined during the fiscal year ended May 31, 1999 to be one major Sponsor. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with Sponsors.

     The Company has recently developed the Avesis "Advantage Vision Plan," and the "Premier Dental Plan." These products were designed to offer fully insured benefits to small and medium sized groups, through internal sales personnel and the broker marketplace. The growth of these product lines will enable the Company to minimize the inherent risk related to the concentration of its Members over relatively few Sponsors. The Company derived its first revenues from these plans during the last quarter of the Transition Period.

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

EMPLOYEES

     As of March 13, 2000 the Company had 39 full-time employees as compared to 47 full-time and 2 part-time employees as of August 2, 1999 and 42 full-time and 2 part-time employees as of August 10, 1998. The Company believes that its relationship with its employees is good.


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

     Until October 1997, the Company maintained its executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013. The lease agreement covered approximately 13,300 usable square feet of space and was scheduled to expire on September 30, 2000. On October 29, 1996 the Company entered into an agreement to sublease approximately 9,090 usable square feet of space through October 1, 1997, and all 13,300 usable square feet thereafter, until the expiration of the Company's lease agreement. On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the Company's former principal office. The write-off of unamortized broker's commissions and accrued rent that related to the lease for the

Company's former principal office resulted in approximately $47,000 of miscellaneous income. For the fiscal years ended May 31, 1999 and 1998, rent expense related to the subleased premises was $169,426 and $159,623, respectively, and sublease rental income was $168,071 and $161,720, respectively. There were no sublease expenses or rental income during the Transition Period.

     The Company maintains sales and administrative offices at 3724 S. Dolfield Road, Owings Mills, Maryland 21117 and at 5321 First Place NE, Washington, D.C. 20011. The DC office is used pursuant to a verbal agreement with the lessee that is terminable at will and is at no cost to the Company. The Company entered into a lease agreement on June 3, 1999 for approximately 1,500 usable square feet of space in Owings Mills, Maryland for a term of five years, which began November 1, 1999. The lease agreement is with KA Real Estate Associates, LLC, a related party owned by Messrs. Cohn and Blum, Jr., with the terms being no less favorable than an arm's length transaction. Until November 1999, the Company maintained a sales and administrative office at 11460 Cronridge Drive, Suite 118, Owings Mills, Maryland 21117. The former Maryland office was used pursuant to a verbal agreement with the lessee that was terminable at will and was at no cost to the Company. The Company owns and leases various computer, data processing and other office equipment. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations. See Item 12 - "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock and its Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") Shares are quoted in the over-the-counter market, except that the Company's Series 2 Shares were not quoted during the Transition Period. Quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Series 2 Shares and Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during the fiscal years ended May 31, 1998 and 1999. The following table also sets forth the high and low bid price for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for two periods during the Transition Period. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The Company's Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares") Shares were not quoted during the periods presented and quotes are currently not available pursuant to the National Quotation Bureau, Inc. and via the National Association of
Securities       Dealers'      Inc.       Electronic       Bulletin       Board.


                                         Series 2 Shares        Common Stock
                                         ---------------        ------------
                                       Bid Quotation Range   Bid Quotation Range
                                       -------------------   -------------------
Fiscal Year Ended May 31,1998            High       Low      High       Low
                                         ----       ---      ----       ---

First Quarter ended Aug. 31, 1997        $1.25    $ 1.25    $ 0.25    $ 0.1875

Second Quarter ended Nov. 30, 1997        1.25      1.00      0.21     0.15625

Third Quarter ended Feb. 28, 1998         1.12      1.06      0.27      0.1875

Fourth Quarter ended May 31, 1998         1.12      1.12      0.27      0.1875

Fiscal Year Ended May 31, 1999

First Quarter ended Aug. 31, 1998        $1.25    $ 1.00    $ 0.21    $0.21875

Second Quarter ended Nov. 30, 1998        2.75      1.25      0.29     0.21875

Third Quarter ended Feb. 28, 1999         2.75      2.75      0.30        0.29

Fourth Quarter ended May 31, 1999         2.75      2.75      0.46        0.30

Transition Period Ended
  December 31, 1999

Four Months ended Sept. 30, 1999                             $ 0.50   $ 0.4375

Three Months ended Dec. 31, 1999                               0.68       0.39

1998 EXCHANGE OFFER

     During the fiscal year ended May 31, 1998 the Company completed an Exchange Offer which offered one share of its Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares"), for each outstanding share of the Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

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

     The exchange of the Series 2 Shares pursuant to the Exchange Offer and the Company's repurchase program, under which it repurchased and retired 64,300 Series 2 Shares at $3.00 per share during the fiscal year ended May 31,1999, and 1,000 Series 2 Shares at $3.25 per share during the Transition Period, significantly reduced the number of the Series 2 Shares that trade publicly and the number of holders of the shares. These reductions may adversely affect the liquidity and the "pink sheet" market value of the 5,000 remaining Series 2 Shares. At the same time, there is no assurance that any market will develop for the Series A Shares issued pursuant to the Exchange Offer.

COMMON STOCK

     As of March 13, 2000, there were 7,250,297 shares of the Common Stock outstanding held by approximately 165 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions may not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

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

     Pursuant to the revised terms, the following individuals exercised their stock options or warrants during August 1998, in the following amounts at the following exercise prices per option or warrant:

                         Number of Common    Number of Common       Modified
Option/Warrant Holder     Stock Options       Stock Warrants      Exercise Price
---------------------     -------------       --------------      --------------
Alan S. Cohn               1,054,750                                  $0.31
Alan S. Cohn                 700,000                                  $0.26
Kenneth L. Blum, Jr.       1,064,750                                  $0.31
Kenneth L. Blum, Jr.         700,000                                  $0.26
William L. Richter            50,000                                  $0.31
William L. Richter                                109,091             $0.31
William L. Richter                                 50,909             $0.26
Richter & Co., Inc.           72,500                                  $0.31
Richter & Co., Inc.                               163,636             $0.31
Richter & Co., Inc.                                76,364             $0.26
Gerald L. Cohen              100,000                                  $0.26
William R. Cohen             100,000                                  $0.26

     The total cash received by the Company from the exercise of the above stock options and warrants was $1,228,657. Of the preceding amount, approximately $400,712 was used to repurchase all 931,888 shares of the Company's common stock held by the founder of the Company, at a price of $0.43 per share. The excess funds received from these transactions were used as working capital.

RETIREMENT OF STOCK INFORMATION

     As previously disclosed in the Company's Form 10-QSB for the quarter ended September 30, 1999, filed on November 15, 1999, the Company made the following stock repurchases and retirements:

                                 Series A       Total Purchase Price including
              Date                Shares                  Commissions
              ----                ------                  -----------
        November 1, 1999           7,500                    $37,522


     Subsequent to the filing of the Company's Form 10-QSB for the quarter ended September 30, 1999, the Company made the following stock repurchases and retirements:

                                                           Total Purchase Price
 Date                  Common Stock      Series A Shares   including Commissions
 ----                  ------------      ---------------   ---------------------
November 19, 1999         35,000                                $17,524
November 22, 1999         40,000                                $17,222
November 24, 1999                              3,000            $15,022
December 27, 1999                             15,000            $75,022
December 28, 1999         11,300                                 $5,085
December 31, 1999          6,700                                 $3,037

SELECTED FINANCIAL DATA

     The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB.

     The selected financial data for the Transition Period and each of the four fiscal years ending May 31, 1996 through 1999, have been derived from the Company's audited financial statements. The selected financial data are included herein as additional information.

                                 Transition                Fiscal Years Ended May 31,
                                 ----------   -----------------------------------------------------
Selected Operating Data:           Period        1999          1998          1997           1996
------------------------           ------        ----          ----          ----           ----
Operating revenues               $5,614,154   $10,206,467   $8,336,631   $ 5,645,276    $ 6,019,896
Operating expenses                5,024,537     9,300,195    8,010,021     5,739,503      6,106,694
Net income (loss) (1)             1,045,838     1,006,265      313,875      (190,265)      (124,859)
Net income (loss) per share of
Common Stock - Basic (2)                .13           .13          .06          (.13)          (.12)

                                   As of
                                 December 31,                 As of May 31,
                                 ------------   --------------------------------------------
Selected Balance Sheet Data:        1999        1999          1998        1997          1996
----------------------------        ----        ----          ----        ----          ----


Working capital                  $2,198,148   $1,651,410   $  350,418   $  293,595   $  422,922
Current assets                    2,961,887    3,197,248    1,588,969    1,271,505      864,566
Total assets                      3,905,999    3,897,255    2,241,705    1,639,389    1,650,527

Current liabilities                 763,739    1,545,838    1,238,551      977,910      441,644
Long term obligations                13,614       20,368       90,475       92,044      449,183
Total liabilities                   777,353    1,566,206    1,329,026    1,069,954      890,827
Total stockholders' equity        3,128,646    2,331,049      912,679      569,435      759,700

----------
(1) Transition Period Net income includes the cumulative effect of a change in accounting method that resulted in an increase to income of $521,000 ($470,000 after taxes).

(2) After provision for preferred stock dividends as follows: $61,049 in the Transition Period; $107,936 in 1999; $63,270 in 1998 (70,300 Series 2
     Shares outstanding as of May 31, 1998 times $0.90 per share); and $349,162 in 1997and 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and Members enrolled in the Company's benefit programs, the relevance of the Company's historical performance and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

CHANGE IN FISCAL YEAR

     On October 5, 1999, the Company changed its fiscal year-end from May 31 to December 31 to conform to the year-end of Avesis Reinsurance Incorporated ("ARI"). Reinsurance corporations are required by the Arizona Department of Insurance to have a December 31 fiscal year-end and to submit calendar year-end audited financial statements. The transition period resulting from the change in fiscal year-end is measured from the Company's former fiscal year-end of May 31. Accordingly, the seven-month period resulting from this change, June 1, 1999 through December 31, 1999, is referred to herein as the "Transition Period."

RESULTS OF OPERATIONS

     The following table details the Company's major revenue and expense categories for the transition period from June 1, 1999 to December 31, 1999 and the corresponding period from June 1, 1998 to December 31, 1998 (unaudited):

                                                         Seven Months Ended
                                 Seven Months Ended       December 31, 1998
                                  December 31, 1999         (unaudited)        Increase/(Decrease)
                             ------------------------  ---------------------- ---------------------
                                           % of                    % of
                                        Total Service           Total Service
Revenue:                                  Revenue                 Revenue                  % Change
--------                                  -------                 -------                  --------
Total Service Revenue        $5,614,154     100%      $5,863,176     100%     $(249,022)       (4%)
Vision & Hearing Program      4,227,308      75%       4,213,037      72%        14,271         0%
Vision Provider Fee              73,653       1%          84,458       1%       (10,805)      (13%)
Dental Program                  491,993       9%         680,312      12%      (188,319)      (28%)
Buying Group Program            816,420      15%         874,876      15%       (58,456)       (7%)

Expenses:
---------
Cost of Services              3,740,468      67%       4,326,920      74%      (586,452)      (14%)
General & Administrative        674,496      12%         595,378      10%        79,118        13%
Selling & Marketing             609,573      11%         618,034      11%        (8,461)       (1%)

Income from Operations          589,617      11%         322,844       6%       266,773        83%
Net Income                    1,045,838      19%         364,364       6%       681,474       187%

     The following table details the Company's major revenue and expense categories for the years ended May 31, 1999 and 1998:

                                   Year Ended               Year Ended
                                  May 31, 1999             May 31, 1998        Increase/(Decrease)
                             ------------------------  ---------------------- ---------------------
                                           % of                    % of
                                        Total Service           Total Service
Revenue:                                  Revenue                 Revenue                  % Change
--------                                  -------                 -------                  --------
Total Service Revenue        $10,206,467     100%     $8,336,631     100%     $ 1,869,836        22%
Vision & Hearing Program       7,386,670      72%      5,258,750      63%       2,127,920        40%
Vision Provider Fee              142,863       1%        124,397       1%          18,466        15%
Dental Program                 1,054,660      10%      1,266,548      15%        (211,888)      (17%)
Buying Group Program           1,607,000      16%      1,655,298      20%         (48,298)       (3%)

Expenses:
---------
Cost of Services               7,131,269      70%      6,120,416      73%       1,010,853        17%
General & Administrative       1,066,390      10%      1,121,099      14%         (54,709)       (5%)
Selling & Marketing            1,102,536      11%        768,506       9%         334,030        43%

Income from Operations           906,272       9%        326,610       4%         579,662       177%
Net Income                     1,006,265      10%        313,875       4%         692,390       221%

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Member base is derived from a limited number of Sponsors.

     The decrease in the Company's total service revenues during the Transition Period ended December 31, 1999 as compared to the corresponding period ended December 31, 1998 was largely due to decreases in the dental program and the buying group program. The Company was able to decrease operating expenses as a percentage of total service revenues in the Transition Period by 5% compared to the corresponding period's results.

     The increase in the Company's total service revenues from the year ended May 31, 1998 to the year ended May 31, 1999, was principally due to the growth of the Company's managed care vision products. The Company was able to decrease operating expenses as a percentage of total service revenues by 5% compared to the prior fiscal year's results.

     Vision and hearing revenues remained constant in the Transition Period as compared to the corresponding period ended December 31, 1999. There were approximately 687,000 vision and 5,000 hearing Members as of December 31, 1999, compared to approximately 817,000 vision and 6,000 hearing Members as of May 31, 1999. The decrease of approximately 130,000 vision Members during the transition period was largely attributable to the termination of a Sponsor with approximately 103,000 Members in the Company's discount vision program. Due to the pricing of the benefit, the loss of Members did not significantly negatively impact the Company's revenues.

     The increase in vision and hearing revenues from the year ended May 31, 1998 to the year ended May 31, 1999, primarily resulted from the addition of a significant Sponsor, with approximately 86,000 managed care vision Members, and the increase in the level of benefits provided to a portion of the membership of a significant Sponsor, with approximately 100,000 affected vision cardholders. Revenues derived from the Company's managed care programs have a significantly higher cost of service than the revenues derived from the Company's discount programs. There were approximately 817,000 vision and 6,000 hearing Members as of May 31, 1999, compared to approximately 649,000 vision and 6,000 hearing Members as of May 31, 1998.

     Vision provider fee revenue remained constant as a percentage of total service revenues during the Transition Period to the corresponding period in the prior year and from the fiscal year ended May 31, 1998 to the fiscal year ended May 31, 1999.

     Dental Program revenues decreased in the Transition Period from the corresponding period ended December 31, 1998. The decrease primarily resulted from four Sponsors who collectively lost approximately 74,000 Members. There were approximately 73,000 dental Members as of December 31, 1999, compared to approximately 144,000 as of May 31, 1999.

     The decrease in Dental Program revenues from the year ended May 31, 1998 to the year ended May 31, 1999 resulted from a Sponsor's loss of approximately
18,000 Members. This loss of Members was partially offset by increases of Members from various other current Sponsors. The revenue derived from the new Members was less than the lost revenue due to the differences in the level of benefits provided. There were approximately 144,000 dental Members as of May 31, 1999, compared to approximately 148,000 as of May 31, 1998.

     The Company makes available to its vision Providers a buying group program that enables the Provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. The Company has not actively marketed its buying group program in the past. Due to the recent development of systems to better handle the transaction data from the eyeglass frame manufacturers, the Company is researching the best approach in which to market the buying group.

     Cost of Services primarily relates to servicing Members, Providers and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services decreased in the Transition Period as compared to the corresponding period ended December 31, 1998 due to positive claims experience, reduction of the volume of frames purchases and efficiencies in operations that the Company is experiencing relating to the maturation of the benefits for its largest Sponsors.

     Cost of Services continued to decrease as a percentage of total service revenues in the year ended May 31, 1999 as compared to the two prior fiscal years. This is due to the efficiencies of scale that the Company is experiencing as its Total Service Revenues and Member base continue to grow.

     General and Administrative Expenses increased in the Transition Period as compared to the corresponding period ending December 31, 1998 due to increases in depreciation and amortization related to the Company's new systems and the increases in the cash payments under the Company's Management Agreement and Investment Advisor Agreement.

     General and Administrative Expenses decreased as a percentage of total service revenues in the year ended May 31, 1999 as compared to the two prior fiscal years. This is due to the efficiencies of scale that the Company is experiencing as its Total Service Revenues and Member base continue to grow. Included in General and Administrative Expense for the year ended May 31, 1998, is $142,000 of legal and professional fees directly related to the Company's Offer to Exchange Series 2 Preferred shares for Series A Preferred shares.

     Selling and marketing expenses include marketing fees, broker commissions, employee sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of other overhead expenses relating to the Company's sales and marketing functions. Selling and marketing expenses were consistent as a percentage of total service revenues during the Transition Period as compared to the corresponding period ended December 31, 1998.

     The increase in selling and marketing expenses in the year ended May 31, 1999 as compared to the prior fiscal year resulted from the increase of commissions directly related to the increase in administration fee revenue, the addition of an experienced salesperson during September, 1998, and the increase of travel and related expenses to expand the Company's markets. A significant amount of the Company's marketing activities has been outsourced to affiliated management consultants, National Health Enterprises. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc."

     Interest Income was $72,316 during the Transition Period as compared to $42,049 in the corresponding period ended December 31, 1998, and is included in non-operating income (expense) on the Company's Consolidated Statements of Earnings. Income tax expense was $86,000 for the Transition Period. No income tax expense was booked for the corresponding period ended December 31, 1998.

     Non-operating income/(expense) was $112,993 in the year ended May 31, 1999 and ($12,735) in the year ended May 31,1998. Included in non-operating income was $85,875 and $30,982 of interest income for the years ended May 31, 1999 and 1998, respectively. Also included in the year ended May 31, 1999's non-operating income was approximately $47,000 related to the write-off of unamortized broker's commissions and accrued rent that related to the lease for the Company's former principal office. The prior fiscal year's non-operating expense includes $25,373 for the write-off of virtually all of the unamortized moving expenses related to the Company's previous relocation of the principal office.

     During the Transition Period the Company changed its methodology of accounting for cost of services provided in connection with the Company's vision program that resulted in a change in accounting. The change in method has been reflected as a change in accounting principle on the Company's Consolidated Statements of Earnings and has resulted in a net increase to earnings of $470,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by $115,603 during the transition period from $2,599,342 as of May 31, 1999 to $2,483,739 as of December 31, 1999. During the Transition Period the Company established two (2) $100,000 letters of credit; one related to Avesis Reinsurance, Inc. and one related to the Avesis Advantage Vision Plan. The $200,000 is included on the Company's Balance Sheet in Deposits and other assets. Cash provided by the Company's operations funded the repurchases of stock, payments of dividends and purchases of property and equipment. Current cash on hand and cash provided from operations are expected to allow the Company to sustain operations for the foreseeable future.

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

     As of December 31, 1999, the Company had $679,649 of Accounts Payable, compared to $1,364,586 as of May 31, 1999 and $1,106,165 as of May 31, 1998. The
fluctuations are predominately due to claims reserves of $489,814 as of December 31, 1999, $1,082,072 as of May 31, 1999 and $786,052 as of May 31, 1998,
included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. As mentioned above, the Company changed its methodology of accounting for cost of services provided in connection with the Company's vision program during the transition period. The change of accounting method resulted in a decrease of claims reserves of $470,000. The Company believes this reserve is adequate.

     The Company expects to pay dividends of approximately $46,000 on the Series A Shares to holders of record on May 31, 2000.

YEAR 2000 COMPLIANCE

     The Company so far has experienced no disruptions in the operation of its internal information systems during the transition to the year 2000. The Company is not aware that any of its vendors or clients experienced any disruptions during their transition to the year 2000 or that there has been any year 2000 problems with its services provided. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements appear commencing at page F-1 immediately hereafter.

                       AVESIS INCORPORATED AND SUBSIDIARY

                        Consolidated Financial Statements

                       December 31, 1999 and May 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Avesis Incorporated:

We have audited the accompanying consolidated balance sheets of Avesis Incorporated and subsidiaries as of December 31, 1999 and May 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the Transition Period ended December 31, 1999 and each of the years in the two-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiaries at December 31, 1999 and May 31, 1999, and the results of their operations and their cash flows for the Transition Period ended December 31, 1999 and each of the years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of services provided in connection with the vision program that resulted in a change in accounting.


Phoenix, Arizona
March 24, 2000

                      AVESIS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       December 31, 1999 and May 31, 1999

                                                                                              December 31,       May 31,
                                     ASSETS                                                      1999             1999
                                                                                             ------------     -----------
Current assets:
    Cash and cash equivalents                                                                 $  2,483,739      2,599,342
    Accounts receivable, net                                                                       301,048        341,005
    Prepaid expenses and other                                                                     177,100        256,901
                                                                                              ------------    -----------

               Total current assets                                                              2,961,887      3,197,248

Property and equipment, net                                                                        511,604        466,088
Deposits and other assets                                                                          432,508        233,919
                                                                                              ------------    -----------
               Total assets                                                                   $  3,905,999      3,897,255
                                                                                              ============    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $    679,649      1,364,586
  Current installments of obligations
    under capital lease                                                                             10,288         10,288
  Accrued expenses:
    Compensation                                                                                    43,642         75,232
    Other                                                                                           16,096         32,709
  Dividends payable                                                                                     --         50,821
  Deferred income                                                                                   14,064         12,202
                                                                                              ------------    -----------

    Total current liabilities                                                                      763,739      1,545,838

  Obligations under capital lease, excluding
    current installments                                                                            13,614         20,368
                                                                                              ------------    -----------

               Total liabilities                                                                   777,353      1,566,206
                                                                                              ------------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 12,000,000 shares: $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A, $0.01 par value;
   authorized 1,000,000 shares;  272,160 and 301,160 issued and outstanding at
   December 31 and May 31, 1999, respectively (liquidation preference of $3.75 per share)            2,722          3,012
  $10 Class A, nonvoting cumulative convertible preferred stock, Series 2, $.01 par value;
   authorized 1,000,000 shares; 5,000 and 6,000 shares issued and outstanding at December 31 and and May 31, 1999, respectively (liquidation preference of $10 per share) and $32,625 and $35,100 of dividends in arrears at $6.53 and $5.85 per share at December 31, and
   May 31, 1999, respectively; dividends accrue at $.225 per share each calendar quarter                50             60
  Common stock of $.01 par value, authorized 20,000,000 shares; 7,250,297 and 7,356,297
   shares issued and outstanding at December 31 and May 31, 1999, respectively                      72,503         73,563
  Additional paid-in capital                                                                    10,265,360     10,461,420
  Accumulated deficit                                                                           (7,211,989)    (8,207,006)
                                                                                              ------------    -----------
             Total stockholders' equity                                                          3,128,646      2,331,049

Commitments and contingencies
  (notes 4, 10, 11, 12, 13 and 14)
                                                                                              ------------    -----------
                                                                                              $  3,905,999      3,897,255
                                                                                              ============    ===========

See accompanying notes to consolidated financial statements.

                                      F-2                            (Continued)

               AVESIS INCORPORATED AND SUBSIDIARIES

               Consolidated Statements of Earnings
Transition Period ended December 31, 1999 and years ended May 31, 1999 and 1998

                                                                                      Transition
                                                                                     period ended         Year ended May 31,
                                                                                     December 31,     --------------------------
                                                                                         1999            1999           1998
                                                                                     ------------     -----------     ----------
Service revenues:
 Administration fees                                                                   $  4,719,319      8,447,735     6,550,966
 Buying group                                                                               816,420      1,607,000     1,655,298
 Provider fees                                                                               73,653        142,863       124,397
 Other                                                                                        4,762          8,869         5,970
                                                                                       ------------    -----------    ----------
  Total service revenues                                                                  5,614,154     10,206,467     8,336,631

Cost of services                                                                          3,740,468      7,131,269     6,120,416
                                                                                       ------------    -----------    ----------
  Income from services                                                                    1,873,686      3,075,198     2,216,215

General and administrative expenses                                                         674,496      1,066,390     1,121,099

Selling and marketing expenses                                                              609,573      1,102,536       768,506
                                                                                       ------------    -----------    ----------
  Income from operations                                                                    589,617        906,272       326,610
                                                                                       ------------    -----------    ----------
Non-operating income (expense):
 Interest income                                                                             72,316         85,875        30,982
 Interest expense                                                                            (1,838)        (3,960)      (19,305)
 Other                                                                                        1,743         31,078       (24,412)
                                                                                       ------------    -----------    ----------
  Total non-operating expense                                                                72,221        112,993       (12,735)
                                                                                       ------------    -----------    ----------
  Income before income taxes and cumulative effect of change in accounting principle        661,838      1,019,265       313,875

Income taxes                                                                                (86,000)       (13,000)           --
                                                                                       ------------    -----------    ----------
  Income before cumulative effect of change in accounting principle                         575,838      1,006,265       313,875

Cumulative effect of change in accounting principle, net of income taxes of $51,000         470,000             --            --
                                                                                       ------------    -----------    ----------

  Net income                                                                              1,045,838      1,006,265       313,875

Preferred stock dividends                                                                   (61,049)      (107,936)      (63,270)
                                                                                       ------------    -----------    ----------
  Net income available to common stockholders                                          $    984,789        898,329       250,605
                                                                                       ============    ===========    ==========
Basic earnings per share:
 Income before cumulative effect of change in accounting principle                     $       0.07           0.13          0.06
 Cumulative effect of change in accounting principle                                           0.06             --            --
                                                                                       ------------    -----------    ----------
  Net income                                                                           $       0.13           0.13          0.06
                                                                                       ============    ===========    ==========

Diluted earnings per share:
  Income before cumulative effect of change in accounting principle                    $       0.06           0.10          0.06
  Cumulative effect of change in accounting  principle                                         0.04             --            --
                                                                                       ------------    -----------    ----------
  Net income                                                                           $       0.10           0.10          0.06
                                                                                       ============    ===========    ==========
Weighted average common and equivalent shares outstanding - basic                         7,334,719      6,788,944     4,073,918
                                                                                       ============    ===========    ==========
Weighted average common and equivalent shares outstanding - diluted                      10,459,631      9,902,713     5,089,657
                                                                                       ============    ===========    ==========

See accompanying notes to consolidated financial statements.

                                      F-3                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

Transition period ended December 31, 1999 and years ended May 31, 1999 and 1998

                                Preferred Stock                                                     Total
                              --------------------    Common      Additional      Accumulated    Stockholders'
                              Series A    Series 2     Stock    Paid-in Capital     Deficit         Equity
                              --------    --------     -----    ---------------     -------         ------
Balance, May 31, 1997          $    --      3,882      41,004       9,949,159     (9,424,610)       569,435

Repurchase of shares                --         --        (793)        (19,838)            --        (20,631)

Exchange offer (Series 2
  for Series A preferred)        3,179     (3,179)         --              --             --             --

Issuance of 250,000
  shares of common stock
  in connection with the
  Supplemental Investment
  Banking Agreement                 --         --       2,500          47,500             --         50,000

Net income                          --         --          --              --        313,875        313,875
                               -------     ------     -------     -----------     ----------     ----------
Balance, May 31, 1998            3,179        703      42,711       9,976,821     (9,110,735)       912,679

Repurchase of shares              (167)      (643)    (11,568)       (701,638)            --       (714,016)

Exercise of stock options           --         --      38,420       1,072,601             --      1,111,021

Exercise of warrants                --         --       4,000         113,636             --        117,636

Dividends declared, $.3375
    per Class A, senior
    nonvoting cumulative
    convertible preferred
    stock, Series A                 --         --          --              --       (102,536)      (102,536)

Net income                          --         --          --              --      1,006,265      1,006,265
                               -------     ------     -------     -----------     ----------     ----------
Balance, May 31, 1999            3,012         60      73,563      10,461,420     (8,207,006)     2,331,049

Repurchase of shares              (290)       (10)     (1,060)       (196,060)            --       (197,420)

Dividends declared, $.16875
  per Class A, senior
  nonvoting cumulative
  convertible preferred
  stock, Series A                   --         --          --              --        (50,821)       (50,821)

Net income                          --         --          --              --      1,045,838      1,045,838
                               -------     ------     -------     -----------     ----------     ----------
Balance, December 31, 1999     $ 2,722         50      72,503      10,265,360     (7,211,989)     3,128,646
                               =======     ======     =======     ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                      F-4                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

Transition Period ended December 31, 1999 and years ended May 31, 1999 and 1998

                                                             Transition
                                                            Period Ended      Year Ended May 31,
                                                            December 31,    -----------------------
                                                                1999           1999          1998
                                                             -----------    ----------     --------
Cash flows from operating activities:
  Net income                                                 $ 1,045,838     1,006,265     313,875
  Adjustments to reconcile net
   income to net cash provided by operating activities:
    Depreciation and amortization                                 86,333       124,538     112,071
    Cumulative effect of change in accounting principle         (521,000)           --          --
    Provision for losses of accounts receivable                       --        14,884      16,980
    Loss on disposal of fixed assets                                  --        18,245       2,124
    Common stock issued for professional services                     --            --      50,000
    Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                       39,957       124,019    (156,532)
        Prepaid expenses and other                                79,801      (141,450)     (1,837)
        Deposits                                                (198,589)        9,590     (60,626)
        Accounts payable                                        (163,937)      258,421     641,788
        Deferred income                                            1,862        (4,746)     (6,284)
        Accrued rent                                                  --       (92,827)    (16,842)
        Accrued expenses                                         (48,203)       36,278     (53,125)
        Dividend payable                                              --        50,821          --
                                                             -----------    ----------    --------
  Net cash provided by operating activities                      322,062     1,404,038     841,592
                                                             -----------    ----------    --------
Cash flows from investing activities:
  Purchases of property and equipment                           (131,849)     (209,389)   (294,307)
  Proceeds from dispositions of property and equipment                --         9,745       5,000
                                                             -----------    ----------    --------
  Net cash used in investing activities                         (131,849)     (199,644)   (289,307)
                                                             -----------    ----------    --------
Cash flows from financing activities:
  Payment of dividend on preferred stock                        (101,642)     (102,536)         --
  Repayment of convertible subordinated debentures                    --            --    (189,000)
  Payments for repurchase of capital stock                      (197,420)     (714,016)    (20,631)
  Proceeds from exercise of stock options and warrants                --     1,228,657          --
  Repayment of shareholder notes payable                              --            --    (160,000)
  Principal payments under capital lease obligations              (6,754)      (10,767)     (6,579)
                                                             -----------    ----------    --------
  Net cash provided by (used in) financing activities           (305,816)      401,338    (376,210)
                                                             -----------    ----------    --------
  Net increase (decrease) in cash and cash equivalents          (115,603)    1,605,732     176,075

Cash and cash equivalents, beginning of period                 2,599,342       993,610     817,535
                                                             -----------    ----------    --------
Cash and cash equivalents, end of period                     $ 2,483,739     2,599,342     993,610
                                                             ===========    ==========    ========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                   $     1,740         3,960      20,118
                                                             ===========    ==========    ========
  Equipment acquired under capital lease                     $        --            --      48,002
                                                             ===========    ==========    ========

See accompanying notes to consolidated financial statements.

                                       F-5                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS AND CONSOLIDATION POLICY

          Avesis Incorporated, a Delaware Corporation, and its wholly-owned subsidiaries, Avesis of Washington, D.C., a District of Columbia Corporation and Avesis Reinsurance Incorporated, an Arizona
          Corporation (collectively, the Company), markets and administers vision, hearing, dental and chiropractic programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists, dentists and chiropractors (providers). The Company also makes available to its vision providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. The Company receives a fee for its services which varies according to the volume of activity. The Company incorporated Avesis Reinsurance Incorporated in October 1999, to enable the Company to insure risks as a life and disability reinsurer, thereby maximizing the potential revenues and earnings related to its Programs. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  CHANGE IN FISCAL YEAR END

          The Company has changed its year-end from May 31 to December 31. Accordingly, the Company began a new 12-month fiscal year on January 1, 2000. The seven-month period resulting from this change, June 1, 1999 through December 31, 1999, is referred herein as the "Transition Period".

     (c)  USE OF ESTIMATES

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

     (d)  CHANGE IN ACCOUNTING PRINCIPLE

          During the Transition Period, the Company changed its methodology of accounting for cost of services provided in connection with the Company's vision program that resulted in a change in accounting. The cumulative effect of the change in the accounting method as of June 1, 1999, is separately reported in the accompanying statement of earnings as the cumulative effect of a change in accounting principle in the amount of $470,000, after taxes. There was no effect on Transition Period pre-tax income as a result of adopting the change in accounting method.

     (e)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, money market funds, and short-term investments with original maturities of 90 days or less.

                                      F-6                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

     (f)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Software is amortized over the estimated useful life of five years.

     (g)  REVENUE RECOGNITION

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

     (h)  DEFERRED REVENUE

          Deferred revenue represents cash received on membership fees received from sponsors, as allowed under fee agreements.

     (i)  EARNINGS PER SHARE

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

     (j)  INCOME TAXES

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

     (k)  STOCK OPTION PLAN AND WARRANTS

          All stock options and warrants are granted at the fair market value or greater of the underlying securities on the date of grant.

                                      F-7                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

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

     (l)  IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE DISPOSED
          OF

          The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents approximated fair value because their maturity is generally less than three months. The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

     (n)  COMPREHENSIVE INCOME

          On June 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and does not affect the Company's consolidated financial statements for the Transition Period and the years ended May 31, 1999 and 1998.

     (o)  SEGMENT REPORTING

          The Company has one operating business segment which markets and administers vision, hearing, dental and chiropractic programs.

     (p)  RECLASSIFICATION

          Certain reclassifications have been made in the May 31, 1999 and 1998 consolidated statement of cash flows to conform to the current period's presentation.

                                      F-8                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of:

                                                    December 31,     May 31,
                                                       1999           1999
                                                     ---------      --------
Trade accounts receivable                            $ 329,309       382,038
Less allowance for doubtful accounts                   (28,261)      (41,033)
                                                     ---------      --------
                                                     $ 301,048       341,005
                                                     =========      ========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                    December 31,     May 31,
                                                       1999           1999
                                                     ---------      --------

Furniture and fixtures                              $  267,946       267,946
Equipment                                              838,346       805,197
Software                                               469,186       370,486
                                                    ----------     ---------
                                                     1,575,478     1,443,629
Less accumulated depreciation and amortization       1,063,874       977,541
                                                    ----------     ---------
                                                    $  511,604       466,088
                                                    ==========     =========

(4)  LEASES

     The Company leases office space under an agreement which expires September 30, 2002. Until October 1997, the Company maintained its executive offices at a different location. The lease agreement for this location was set to expire on September 30, 2000. On October 29, 1996, the Company entered into an agreement to sublease the space until the expiration of the Company's lease agreement. On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the Company's former principal office.

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, for office space in Owings Mills, Maryland. This lease expires in November 2004. The Company paid $3,060 in rent during the Transition Period.

     The Company also leases equipment under long-term operating lease agreements. For the Transition Period and the years ended May 31, 1999 and 1998, rent expense for all operating leases was $136,594, $185,785 and $159,224, respectively. For the years ended May 31, 1999 and 1998, sublease rent expense was $169,426 and $159,623, respectively, and sublease rental income was $168,071 and $161,720, respectively.

     The Company is obligated under one capital lease for telephone equipment that expires in October 2001. As of December 31, 1999 the gross amount of equipment and accumulated depreciation recorded under this capital lease

                                      F-9                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

     was $48,002 and $21,600, respectively. At May 31, 1999, the gross amount of equipment and accumulated depreciation recorded under this capital lease was $48,002 and $16,000, respectively.

     The Company records rent expense using the straight-line method. For the lease that expires September 30, 2002, there is no difference between rent expense and actual rent paid.

     Future minimum lease payments for capital lease payments and operating leases are as follows:

                                                            Capital    Operating
                                                             Lease       Leases
                                                             -----       ------
      Years ending December 31:
      2000                                                  $14,731     $208,069
      2001                                                   11,049      198,919
      2002                                                       --      164,281
      2003                                                       --       54,708
      2004                                                       --       32,778
      Thereafter                                                 --       12,394
                                                            -------     --------
Total future minimum lease payments                          25,780     $671,149
                                                                        ========

      Less amount representing interest (at 10.4%)            1,878
                                                            -------
      Present value of net minimum lease payments            23,902

      Less current installments of obligations under
        capital lease                                        10,288
                                                            -------
      Obligations under capital lease, excluding current
        installments                                        $13,614
                                                            =======

(5)  INCOME TAXES

     For the Transition Period and year ended May 31, 1999, income tax expense amounted to $86,000 and $13,000, respectively. No income tax benefit was recorded for the year ended May 31, 1998. This was due to the establishment of a 100% valuation allowance against the Company's deferred tax assets because of the uncertainty surrounding the Company's ability to realize its net operating loss carryforwards.

     Components of income tax expense for the Transition Period ended December 31, 1999 and the year ended May 31, 1999 include:

                                      Current   Deferred      Total
                                      -------   --------      -----
        December 31, 1999:
          Federal                     $ 4,246        --        4,246
          State                        81,754        --       81,754
                                      -------    ------       ------
                                      $86,000        --       86,000
                                      =======    ======       ======

                                      Current   Deferred      Total
                                      -------   --------      -----
        May 31, 1999:
          Federal                     $13,000        --       13,000
          State                            --        --           --
                                      -------    ------       ------
                                      $13,000        --       13,000
                                      =======    ======       ======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences for the Transition Period and years ended May 31, 1999 and 1998 are as follows:

                                                         May 31,
                                 December 31,    ----------------------
                                     1999          1999          1998
                                  ---------      --------      --------
Computed "expected" federal
  income tax expense              $ 225,025       346,550        80,325
Change in valuation allowance      (261,710)     (350,117)     (129,660)
State taxes                         116,290            --            --
Other                                 6,395        16,567        49,335
                                  ---------      --------      --------

                                  $  86,000        13,000            --
                                  =========      ========      ========

                                      F-10                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

     Deferred tax assets:
         Net operating loss carryforwards (NOL)     $ 1,952,633
         Accrued expenses and other                      42,650
         Property and equipment                         (30,308)
         Valuation allowance                         (1,964,975)
                                                    -----------
                   Net deferred tax assets          $        --
                                                    ===========

     Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the Transition Period and years ended May 31, 1999 and 1998 was a decrease of $134,312, $290,868 and $361,945, respectively. The Transition Period change in valuation allowance is the net effect of a $332,655 increase from a change in tax rate, a current year benefit of $261,710 resulting from utilization of federal NOLs and the effect of the cumulative change in accounting principle of $205,257.

     The Company's federal NOLs of approximately $5,553,000 expire between 2004 and 2013.

(6)  COMMON STOCK

     During the Transition Period, the Company repurchased 106,000 shares of common stock for prices ranging from $0.43 to $0.50 per share, 1,000 shares of Class A, nonvoting cumulative convertible preferred stock, Series 2, for a price of $3.25 per share and 29,000 shares of Class A, senior nonvoting cumulative convertible preferred stock, Series A, for a price of $5.00 per share. Subsequent to the repurchases, the Company retired these shares.

     During the year ended May 31, 1999, the Company repurchased 1,156,829 shares of common stock for prices ranging from $0.23 to $0.43 per share, 64,300 shares of Class A, nonvoting cumulative convertible preferred stock, Series 2, for a price of $3 per share and 16,720 shares of Class A, senior nonvoting cumulative convertible preferred stock, Series A, for prices ranging from $2.63 to $3.81 per share. Subsequent to the repurchases, the Company retired these shares.

     During the year ended May 31, 1998, the Company repurchased 79,294 shares of common stock for prices ranging from $0.25 to $0.27 per share. Subsequent to the repurchases, the Company retired these shares.

                                      F-11                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(7)  EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the Transition Period and years ended May 31, 1999 and 1998 follows:

                                                                                    May 31,
                                                        December 31,     ---------------------------
                                                           1999              1999            1998
                                                        ------------      ----------      ----------
Income before cumulative effect of change in
    accounting principle                               $    575,838      1,006,265        313,875
Less:  preferred stock dividends                            (61,049)      (107,936)       (63,270)
                                                       ------------     ----------     ----------

Income before cumulative effect of change in
    accounting principle available to common
    stockholders                                       $    514,789        898,329        250,605
                                                       ============     ==========     ==========


Basic EPS - weighted average shares outstanding           7,334,719      6,788,944      4,073,918
                                                       ============     ==========     ==========

Basic earnings per share - before cumulative effect
    of change in accounting principle                  $       0.07           0.13           0.06
                                                       ============     ==========     ==========


Basic EPS - weighted average shares outstanding           7,334,719      6,788,944      4,073,918

Effect of diluted securities:
    Convertible debentures                                       --             --         19,162
    Convertible preferred stock                           2,976,927      3,113,769        996,577
    Employee stock options                                  147,985             --             --
                                                       ------------     ----------     ----------


Dilutive EPS - weighted average shares outstanding       10,459,631      9,902,713      5,089,657

Net earnings                                                575,838      1,006,265        313,875
Interest expense on non-CSE debt                                 --             --          8,978
                                                       ------------     ----------     ----------
                                                            575,838      1,006,265        322,853

Diluted earnings per share                             $       0.06           0.10           0.06
                                                       ============     ==========     ==========

                                      F-12                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(8)  STOCK OPTION PLANS AND WARRANTS

     In 1993 the Company adopted a stock option plan (the "Plan"). The stock option plan sets aside 600,000 shares of common stock (including incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the dates of grant. At December 31, 1999, there were 220,000 incentive options outstanding under this plan (of which 173,324 were exercisable at $0.48) and 120,000 non-qualified options outstanding under this plan (of which 110,000 were exercisable at prices ranging from $.40 to $1.00 per share). At May 31, 1999, there were 170,000 incentive options outstanding under this plan (of which 113,333 were exercisable at $0.48) and 110,000 nonqualified options outstanding under this plan exercisable at prices ranging from $.40 -$1.00 per share.

     In connection with the Long-Term Management Agreement, National Health Enterprises, Inc. of Owings Mills, Maryland (NHE) received ten-year options to purchase up to 4,400,000 shares of the Company's common stock. Options to purchase 1,400,000 shares at an exercise price of $.40 per share were vested at inception, and the remaining options to purchase shares at an exercise price of $.48 per share vested on December 5, 1994, in connection with a Board of Directors resolution. NHE transferred all of the options in March 1993 to certain individuals affiliated with NHE. Effective December 5, 1994, these individuals collectively transferred an aggregate of 125,000 of the options exercisable at $.48 per share to Richter & Co., Inc.

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

                                      F-13                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

A summary of stock option activity for the Transition Period and years ended May 31, 1999 and 1998 follows:


                                           Options         Price Per Option
                                           -------         ----------------
Balance outstanding, May 31, 1997         4,710,000
Options granted                             180,000         $   0.48
Options exercised                                --
Options canceled                                 --
                                          ---------

Balance outstanding, May 31, 1998         4,890,000
Options granted                                  --
Options exercised                         3,842,000         $0.26 - 0.31
Options canceled                             10,000         $   0.48
                                          ---------

Balance outstanding, May 31, 1999         1,038,000
Options granted                              60,000         $0.48 - 0.60
Options exercised                                --
Options canceled                                 --
                                          ---------

Balance outstanding, December 31, 1999    1,098,000
                                          =========

As of December 31, 1999 and May 31, 1999 and 1998, options to purchase 1,041,334, 981,333 and 4,770,000 shares, respectively, at prices ranging from $.40 to $1.00 were exercisable.

A summary  of stock  options  for common  stock  granted at  December  31,  1999 follows:

                  Options Outstanding                      Options Exercisable
-----------------------------------------------------   ------------------------
                 Number        Weighted                    Number
               Outstanding      Average      Weighted    Exercisable   Weighted
Range of           At         Remaining      Average         At         Average
Exercise       December 31,   Contractual    Exercise    December 31,   Exercise
 Price            1999           Life         Price         1999         Price
 -----            ----           ----         -----          ----        -----
$   0.40          100,000         3.3         $ 0.40       100,000      $ 0.40
$   0.48          978,000         4.3         $ 0.48       931,334      $ 0.48
$0.6 - $1.00       20,000         8.4         $ 0.80        10,000      $ 1.00
                ---------                     ------     ---------      ------
$0.4 - $1.00    1,098,000                     $ 0.48     1,041,334      $ 0.48
                =========                     ======     =========      ======

                                      F-14                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

The weighted average fair value at date of grant for options granted during the Transition Period and the year ended May 31, 1998 was $0.18 and $0.06, respectively. There were no options granted during the year ended May 31, 1999. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                      May 31,
                                   December 31,  -----------------
                                     1999         1999        1998
                                     ----         ----        ----
        Dividend yield             $     0%          0%          0%
        Expected volatility          54.10%      54.92%      57.98%
        Risk-free interest rate       6.28%       8.00%       8.00%
        Forfeiture rate                  0           0           0
        Expected term in years           6           6           6

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  May 31,
                           December 31,  -----------------------
                             1999           1999            1998
                             ----           ----            ----
Net income:
    As reported          $ 1,045,838       1,006,265       313,875
    Pro forma              1,042,271       1,003,622       305,633

Earnings per share:
    Basic:
      As reported                .13             .13           .06
      Pro forma                  .13             .13           .06

Diluted:
    As reported                  .10             .10           .06
    Pro forma                    .10             .10           .06

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

                                      F-15                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(9)  PREFERRED STOCK

     The Company has authorized 1,000,000 shares of $10 Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 (the Series 2 Shares) with a par value of $.01 per share and quarterly dividends at the fixed annual rate of $.90 per share. The Series 2 Shares are convertible at the option of the holder into common stock of the Company at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference which entitles holders to receive, out of the assets of the Company, $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock.

     During fiscal 1998 the Company completed an Exchange Offer which offered one share of its Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, par value $.01 ("Series A Shares"), for each outstanding share of the Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2, par value $.01 of the Company. The purpose of this offer was to eliminate or significantly reduce the number of Series 2 Shares outstanding including the related dividend arrearage and to adjust the Company's capital structure.

     The Exchange Offer expired on May 27, 1998, and resulted in the tendering of 317,880 (approximately 82%) of the 388,180 outstanding Series 2 Shares for the Series A Shares.

     As of December 31, 1999 and May 31, 1999, there were 5,000 and 6,000, respectively, Series 2 Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% of the face value of $10.00 ($0.90 per share). As of December 31 and May 31, 1999, there were 272,160 and 301,160, respectively, Series A Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of $0.3375 per share paid semi-annually. The Series A Share dividends shall accrue through the last day of each semi-annual period and shall be payable to holders of record on the last day of such semi-annual period.

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

                                      F-16                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

(10) CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the Midwest, Texas, the Southwest states and the D.C. metropolitan area. For the Transition Period and year ended May 31, 1999, two major customers provided 47% and 15% and 48% and 14% of total service revenues, respectively. For the year ended May 31, 1998, three major customers provided 28%, 15% and 10% of total service revenues.

(11) LONG-TERM MANAGEMENT AND MARKETING AGREEMENT

     In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement was five years and was renewable. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock. In December 1997, the Company renewed this agreement for a term of five years with payments of $250,000 per year due to NHE. In May 1999, the Company increased the payments, effective June 1999, to $300,000 per year. For the Transition Period, payments of $175,000 were made under this agreement.

     Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. For the Transition Period and years ended May 31, 1999 and 1998, the Company paid approximately $155,167, $310,000 and $211,000, respectively, to NHE under the terms of this agreement.

(12) RELATED PARTY TRANSACTIONS

     The Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $7,000 of computer lease charges for the Transition Period and $12,000 of computer lease charges for the years ended May 31, 1999 and 1998.

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

                                      F-17                           (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                    Transition Period ended December 31, 1999
                      and years ended May 31, 1999 and 1998

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

     RCI provided substantial ongoing financial management and other services to the Company at no charge through May 1999. In May 1999, the Company's Board of Directors approved a cash payment to RCI at an annual rate of $30,000 to commence in June 1999. For the Transition Period, payments of $17,500 were made under this agreement. Effective November 6, 1999, the investment banking agreement was assigned to RCI's parent company, Richter Investment Corp., and modified so as to delete any functions, and any attendant compensation, providable only by broker-dealers. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

     During the Transition Period, the Company made payments of $3,060 to KA Real Estate Associates for a lease of office space.

(13) EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. For the Transition Period and years ended May 31, 1999 and 1998, the Company did not contribute to the plan.

(14) COMMITMENTS AND CONTINGENCIES

     During the Transition Period, the Company established two letters of credit totaling $200,000 at December 31, 1999. The letters of credit are included in Deposits and other assets on the balance sheet and relate to Avesis Reinsurance, Inc. and the Avesis Advantage Vision Plan.

     The Company had available a revolving line of credit for an amount not to exceed $100,000 which expires October 31, 2001. The line of credit bears interest at the bank's National Association Base rate plus 1%. As of December 31, 1999, the Company had not drawn on this line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names of the directors and executive officers of the Company and certain biographical information relating to them.


 Name                   Age      Position(s) with Company
 ----                   ---      ------------------------
William R. Cohen         68      Co-Chairman and Director

William L. Richter       57      Co-Chairman and Director

Kenneth L. Blum, Sr.     73      Director, Former Acting President and CEO
                                   from September 1996 to May 1998

Gerald L. Cohen          55      Director

Sam Oolie                63      Director

Alan S. Cohn             44      President, CEO and Director

Kenneth L. Blum, Jr.     36      Director

Neal A. Kempler          31      Corporate Secretary,
                                   Vice President of Operations

Shannon R. Barnett       31       Controller

Joel H. Alperstein       31       Treasurer, Chief Financial Officer

     On July 30, 1998, the Company's Board of Directors expanded the Board of Directors from 5 to 7 members. Consequently, Alan S. Cohn and Kenneth L. Blum, Jr. were named to the Board of Directors to fill the two vacant seats until the next stockholder meeting at which time they were re-elected as directors. The appointment to the Board of Messrs. Cohn and Blum, Jr. was conditioned upon the early exercise of their stock options.

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

     William L. Richter, 57, Co-Chairman of the Board, has been a Director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp., a merchant and investment banking firm, (or its predecessor organization) for the past ten years and has been a Senior Managing Director of Cerberus Capital Management, L.P., an asset management organization (or its predecessor organizations) since their founding in late 1992. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchiser of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

     Kenneth L. Blum, Sr., 73, has served as a Director of the Company since August 1993. Mr. Blum was acting President and Chief Executive Officer of the Company from September 1996 to May 1998. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchiser, since June 1993, President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB Leasing, Inc., an automobile wholesaler, since its inception during 1998. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

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

     Alan S. Cohn, 44, became the President and CEO of the Company as of June 1998 and a Director of the Company as of August 1998. Mr. Cohn is providing management services on behalf of the Company through an arrangement with NHE. Mr. Cohn has been a management consultant for NHE and KAB, Inc. since 1993 and 1990, respectively. Since 1990, Mr. Cohn has been a principal or management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; Rent-A-Wreck of America, Inc., an automobile franchiser; Allscripts, Inc., formerly Physician Dispensing Systems, Inc., a pharmaceutical dispensing company; Lawphone, Inc., a prepaid legal fee company; and Mail-Rx, a mail-order prescription drug company. Mr. Cohn is the son-in-law of Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors.

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

     Joel H. Alperstein, 31, has been the Treasurer of the Company since December 1997, the Chief Financial Officer of the Company since December 1999 and the Director of Finance of the Company from January 1997 until December 1999. Mr. Alperstein has been a management consultant to American Business Information Systems, Inc., a high-volume laser printing company, since March 1999 and Rent-A-Wreck of America, Inc., an automobile franchiser, since December 1999. Mr. Alperstein was a self-employed financial consultant from September 1996 until December 1996. Mr. Alperstein was a Manager at Stout, Causey & Horning, P.A., a full service public accounting firm, from September 1992 until August 1996, and a Senior Accountant at Arthur Andersen, LLP, from July 1990 until September 1992. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the Transition Period. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the transition period and the years ended May 31, 1999 and 1998. No executive officer that was serving as an executive officer during the transition period received salary and bonus that aggregated at least $100,000 for services rendered to the Company.

                                                Annual Compensation             Long Term Compensation
                                                -------------------             ----------------------
                                                                                        Awards
                                                                                        ------
Name and Principal Position           Year          Salary ($)          Securities Underlying Options/SARs (#)
---------------------------           ----          ----------          --------------------------------------
                                   Transition           $0
Alan S. Cohn, CEO (1)                Period                                            --
                                      1999              $0                             --

Kenneth L. Blum, Sr., Acting CEO      1998              $0                             --

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

DIRECTOR COMPENSATION

     Directors are reimbursed for out-of-pocket expenses incurred in connection with each Board of Directors or committee meeting attended. Directors who also are employees of the Company are eligible to participate in the Company's Incentive Stock Option Plan and the Company's 401(k) Plan, and all directors are eligible to participate in the Company's 1993 Stock Option Plan (the "1993 Plan"). Pursuant to the 1993 Plan, options for 100,000 shares of the Company's Common Stock were granted on April 8, 1993 to each of directors William R. Cohen, Gerald L. Cohen, and Sam Oolie. The exercise price of such options is $.40 per share, which was at least the fair market value of the Company's Common Stock on the date of grant. (See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities"). Options for 25,000 shares of Common Stock were exercisable by each of the optionees as of the date of grant, with the balance vesting in equal parts at the end of each of the 10 three-month periods following the date of grant.

     During August 1998, William R. Cohen and Gerald L. Cohen each exercised their 100,000 stock options pursuant to the reduced pricing as approved by the Board of Directors. See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 13, 2000 there were 7,250,297 shares of Common Stock, 5,000 Series 2 Shares and 272,160 Series A Shares outstanding. The table below sets forth as of March 13, 2000, certain information regarding the shares of Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. None of the directors or executive officers owns any Series 2 Shares.

                                                     Common issuable upon conversion or exercise of:(1)
                                                      ------------------------------------------------
                                                                                           Total Common
                                Common        % of       Series A      % of                Beneficially  Percent of
Name and Address                 Stock       Common   Preferred Stock  Pref.    Options     Owned (1)    Common (2)
----------------                 -----       ------   ---------------- -----   -----------   ---------    ----------
                                                       (actual shares)
Gerald L. Cohen*               253,359        3.5         22,274(7)     8.2          --       476,099        6.4

William R. Cohen*              161,117(4)     2.2         10,552        3.9          --       266,637        3.6

William L. Richter           1,194,620(3)    16.5         50,099       18.4          --     1,695,610(3)    21.9
C/o Richter Investment Corp.
450 Park Ave., 28th Floor
New York, NY 10022

Sam Oolie*                     220,021(5)     3.0         24,023        8.8     100,000       560,251        7.4

Kenneth L. Blum, Sr            140,000(6)     1.9          2,000        0.7          --       160,000        2.2
17133 Ericarose Street
W. Boca Raton, FL 33496

Kenneth L. Blum, Jr.         1,814,750        25.0            --         --          --     1,814,750       25.0
10324 S. Dolfield Rd.
Owings Mills, MD 21117

Alan S. Cohn                 1,804,750        24.9            --         --          --     1,804,750       24.9
10324 S. Dolfield Rd.
Owings Mills, MD 21117

All directors and            5,588,617(4)(5)  77.1       108,948       40.0     505,000     7,183,097       81.2
Executive officers as
A group (9 persons)

----------
*    Business  Address:  3724 North Third Street,  Suite 300,  Phoenix,  Arizona
     85012.

(1) Includes shares of Common Stock with respect to which the identified person had the right to acquire beneficial ownership on or within 60 days of the date of the above table pursuant to the Series A Preferred or options, as indicated. Each share of Series A Preferred Stock indicated in the table is convertible into 10 shares of Common Stock and such shares of Common Stock are included in the total Common Stock beneficially owned.

(2) The percentages shown include Common Stock actually owned as of the date of the above table and Common Stock as to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to the Series A Preferred or options, as indicated. In calculating the percentage of ownership, all shares of Common Stock which the identified person had the right to acquire within 60 days of the date of the above table are deemed to be outstanding when computing the percentage of Common Stock owned by such person but are not deemed to be outstanding when computing the percentage of Common Stock owned by any other person.

(3) Includes 462,500 shares of Common Stock and shares of Common Stock issuable upon conversion of 26,183 shares of Series A indirectly owned via an affiliated corporation, Richter Investment Corp. ("RIC"), which thereby beneficially owns in its own name 724,330 shares or 9.6% of the Company's Common Stock. Also includes shares of Common Stock issuable upon conversion of 4,530 shares of Series A Preferred held via a related corporation. Also includes shares of Common Stock issuable upon conversion of 2,500 shares of Series A Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NATIONAL HEALTH ENTERPRISES, INC.

     Management Agreement. On December 12, 1997 the Company's Board of Directors agreed to extend the term of the Company's Management Agreement with NHE to March 18, 2003. Also, effective March 18, 1998, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management
Agreement by $50,000 per year to $250,000 per year. On May 3, 1999, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by an additional $50,000 per year to $300,000 per year. Messrs. Blum Sr., Blum Jr. and Cohn abstained from voting due to their relationship to National Health Enterprises. The later increase became effective as of June 1, 1999.

     Stock Option Grant. Pursuant to the Management Agreement, on March 18, 1993, the Company issued options (the "Options") to NHE for the purchase of up to 4,400,000 shares of the Company's Common Stock. Also pursuant to the Management Agreement, the Company entered into a Registration Rights Agreement effective March 18, 1993 with NHE, Mr. Blum, Jr. and Mr. Cohn.

     During August 1998, Messrs. Blum, Jr., Cohn and Richter (to whom NHE had transferred a portion of their options) exercised all of their outstanding options from the March 18, 1993 Stock Option Grant. See Item 5 - "Market for Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities."

     Subordinated Promissory Notes. On March 18, 1993, the Company obtained loans in the amount of $80,000 from each of Mr. Blum, Jr. and Mr. Cohn. The notes were due March 18, 1998 and accrued interest at the rate of 6% per annum, provided that the holders could accelerate the notes if the Company terminated the Management Agreement without cause. Interest was payable semiannually in arrears, commencing September 18, 1993. The notes were unsecured and
subordinated  to  the  Company's   outstanding  9  1/2%  Debentures  and  future
indebtedness of the Company for borrowed money. The Company paid $8,416 in interest under the terms of these notes during the year ended May 31, 1998. On March 18, 1998 the Company paid Mr. Blum, Jr. and Mr. Cohn the outstanding principal and accrued interest amounts on the subordinated promissory notes.

     Marketing Agreement. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. During the Transition Period and years ended May 31,

1999 and 1998, the Company paid approximately  $155,167,  $310,000 and $211,000, respectively, to NHE under the Marketing Agreement. For the Transition Period and years ended May 31, 1999 and 1998, the Company paid approximately $9,976, $13,446 and $8,000, respectively, in reimbursable marketing expenses to NHE under the Marketing Agreement.

REAL ESTATE LEASE

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, for office space in Owings Mills, Maryland. KA Real Estate Associates, LLC is owned by Messrs. Cohn and Blum, Jr. The Company paid $3,060 in rent during the Transition Period. See Item 2 - "Description of Properties."

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

     On May 3, 1999, the Company's Board of Directors approved a cash payment to Richter & Co., Inc. at an annual rate of $30,000 under the Investment Banking Agreement. Mr. Richter abstained from voting due to his relationship to Richter & Co., Inc. The payment commenced as of June 1, 1999. Richter & Co., Inc. was merged into its parent company, Richter Investment Corp., as of December 31, 1999. The Investment Banking Agreement was modified to reflect the fact that Richter Investment Corp. is not a broker-dealer.

SOFTWARE DEVELOPMENT SERVICES

     During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company did not pay any development fees related to the software during the transition period and the years ended May 31, 1999 and 1998. Additionally, the Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $7,000 of computer lease charges for the Transition period and $12,000 of computer lease charges for the years ended May 31, 1999 and 1998. Kenneth L. Blum, Jr., a Director, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the former Acting President and CEO, and a Director of the Company.

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


Date March 29, 2000                     By: /s/ Alan S. Cohn
     ---------------                        ------------------------------------
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

Signature                        Title                              Date
---------                        -----                              ----
/s/ Alan S. Cohn                President, Principal              March 29, 2000
------------------------        Executive Officer and Director
Alan S. Cohn

/s/ Neal A. Kempler             Corporate Secretary and           March 29, 2000
----------------------          Vice President of Operations
Neal A. Kempler

/s/ Joel H. Alperstein          Treasurer and Chief Financial     March 29, 2000
------------------------        Officer (Principal Financial
Joel H. Alperstein              Officer)


/s/ Shannon R. Barnett          Controller                        March 29, 2000
-----------------------         (Principal Accounting Officer)
Shannon R. Barnett

/s/ William R. Cohen            Co-Chairman of the                March 29, 2000
----------------------          Board of Directors
William R. Cohen

/s/ William L. Richter          Co-Chairman of the                March 29, 2000
------------------------        Board of Directors
William L. Richter

/s/ Kenneth L. Blum, Sr.        Director                          March 29, 2000
------------------------
Kenneth L. Blum, Sr.

/s/ Kenneth L. Blum, Jr.        Director                          March 29, 2000
------------------------
Kenneth L. Blum, Jr.

/s/ Gerald L. Cohen             Director                          March 29, 2000
----------------------
Gerald L. Cohen

/s/ Sam Oolie                   Director                          March 29, 2000
------------------------
Sam Oolie

                               AVESIS INCORPORATED
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1999

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

    3.4         Amendments to Bylaws adopted February 15, 2000     filed herewith

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

   10.2         401(k) Plan of the Company                         Company's annual report on Form 10-K for the
                                                                      year ended May 31, 1989 (File No. 1-9758).

   10.3         Management Agreement dated March 18, 1993          Company's report on Form 8-K dated March 18,
                between the Company and NHE                        1993 (File No. 1-9758).

   10.4         Stock Option Grant to NHE dated March 18, 1993     Company's report on Form 8-K dated March 18,
                relating to options for the purchase of            1993 (File No. 1-9758).
                4,400,000 shares of the Company's Common Stock

   10.5        Subordinated Promissory Note dated March 18,        Company's report on Form 8-K dated March 18,
                1993 in the amount of $80,000 payable by the       1993 (File No. 1-9758).
   10.5         Company to Mr. and Ms. Blum

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

   10.11        Stock Purchase Warrant issued to William L.        Company's report on Form 8-K dated March 18,
                Richter  dated March 18, 1993 for the              1993 (File No. 1-9758).
                purchase of 160,000 shares of the Issuer's
                Common Stock

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

   10.20        Lease Agreement between the Company and KA         filed herewith
                Leasing, LLC

   10.21        Modified Investment Banking Agreement              filed herewith

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