Form 10QSB
period 2000-03-31
AVESIS INC
filed 2000-05-15
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                      to
                                  ----------------------  ----------------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of outstanding shares of the registrant's Common Stock on May 3, 2000 was 7,619,297.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
         (Check One) Yes [ ] No [X]

                                     1 of 11

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,380,199
  Receivables, net                                                      345,447
  Prepaid expenses and other                                            203,913
                                                                   ------------
       Total current assets                                           2,929,559
  Property and equipment, net                                           509,929
  Intangibles, net of amortization                                      548,050
  Deposits and other assets                                             556,686
                                                                   ------------
                                                                   $  4,544,224
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    737,144
  Current installments of obligations
    under capital lease                                                  10,288
  Accrued expenses-
     Compensation                                                        32,987
     Other                                                              118,776
  Deferred income                                                        30,570
                                                                   ------------
    Total current liabilities                                           929,765
Obligations under capital lease, excluding
  current installments                                                   10,541
                                                                   ------------
       Total liabilities                                                940,306
                                                                   ------------
Stockholders' equity:
  Preferred stock $.01 par value, authorized
    12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative
      convertible preferred stock, Series A,
      $.01 par value; authorized 1,000,000 shares;
      271,760 issued and outstanding (liquidation
      preference of $3.75 per share)                                      2,718
    $10 Class A, nonvoting cumulative convertible
       preferred stock, Series 2, $.01 par value;
       authorized 1,000,000 shares; 5,000 shares
       issued and outstanding (liquidation
       preference of $10 per share) and $33,750 of
       dividends in arrears at $6.75 per share;
       dividends accrue at $.225 per share per
       calendar quarter                                                      50
  Common stock of $.01 par value, authorized
    20,000,000 shares; 7,604,297 shares issued
    and outstanding                                                      76,043
  Additional paid-in capital                                         10,524,323
  Accumulated deficit                                                (6,999,216)
                                                                   ------------
       Total stockholders' equity                                     3,603,918
                                                                   ------------
                                                                   $  4,544,224
                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                         Quarters Ended
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Service revenues:
  Administration fees                           $  1,507,020       $  2,145,579
  Buying group                                       434,449            442,941
  Provider fees                                       25,357             32,330
  Other                                                2,488              3,663
                                                ------------       ------------
  Total service revenues                           1,969,314          2,624,513

Cost of services                                   1,201,654          1,756,197
                                                ------------       ------------

  Income from services                               767,660            868,316

General and administrative expenses                  343,586            277,234

Selling and marketing expenses                       222,427            286,773
                                                ------------       ------------

   Income from operations                            201,647            304,309
                                                ------------       ------------
Non-operating income:
  Other income                                         1,331             47,033
  Interest income                                     34,045             23,684
  Interest expense                                      (610)              (927)
                                                ------------       ------------
  Net non-operating income                            34,766             69,790
                                                ------------       ------------

  Income before income taxes                         236,413            374,099

  Income taxes                                        23,641                -0-
                                                ------------       ------------

  Net income                                    $    212,772       $    374,099
                                                ============       ============

Preferred stock dividends                            (24,055)           (26,760)

  Net income available to common
    stockholders                                $    188,717       $    347,339
                                                ============       ============

Earnings per share - Basic                      $       0.03       $       0.05
                                                ============       ============

Earnings per share - Diluted                    $       0.02       $       0.04
                                                ============       ============
Weighted average common and
  equivalent shares
  outstanding - Basic                              7,279,066          7,356,297
                                                ============       ============
Weighted average common and
  equivalent shares
  outstanding - Diluted                           10,685,868         10,392,008
                                                ============       ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                     2000           1999
                                                                 -----------     -----------
Cash flows from operating activities:
  Net income                                                     $   212,772     $   374,099
                                                                 -----------     -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                     41,528          32,812
    Provision for losses on accounts receivable                          -0-          12,800
    Increase (decrease) in cash resulting
      from changes in:
      Receivables                                                    (44,399)        (70,618)
      Prepaid expenses and other                                     (26,813)         (3,633)
      Other assets                                                  (124,177)         14,835
      Accounts payable                                                57,495         231,589
      Accrued expenses                                                92,025         (31,172)
      Deferred income                                                 16,506           2,819
      Accrued rent                                                       -0-         (33,344)
                                                                 -----------     -----------
        Total adjustments                                             12,165         156,088
                                                                 -----------     -----------

        Net cash provided by operating activities                    224,937         530,187
                                                                 -----------     -----------

Cash flows from investment activities:
  Purchases of property and equipment                                (38,562)        (78,079)
  Asset acquisition                                                 (286,842)            -0-
                                                                 -----------     -----------

        Net cash used in investing activities                       (325,404)        (78,079)
                                                                 -----------     -----------

Cash flows from financing activities:
  Principal payments under capital lease obligation                   (3,073)         (2,757)
  Payments for repurchase of common and preferred stock                  -0-         (13,005)
                                                                 -----------     -----------

        Net cash used in financing activities                         (3,073)        (15,762)
                                                                 -----------     -----------

        Net (decrease)  increase in cash and cash equivalents       (103,540)        436,346

Cash and cash equivalents, beginning of period                     2,483,739       2,181,385
                                                                 -----------     -----------

Cash and cash equivalents, end of period                         $ 2,380,199     $ 2,617,731
                                                                 ===========     ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, Avesis of Washington, D.C., Avesis Third Party Administrators, Inc., Avesis Reinsurance Incorporated and Avesis of New York, Inc. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the seven month transition period ended December 31, 1999.

Note 2.  Earnings per Share

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters ended March 31, 2000 and 1999 follows:

                                                Quarter ended     Quarter ended
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------
Net earnings                                      $   212,772      $   374,099
Less:  preferred stock dividends                       24,055           26,760
                                                  -----------      -----------
Income available to common
  stockholders                                        188,717          347,339
                                                  ===========      ===========
Basic EPS - weighted average
  shares outstanding                                7,279,066        7,356,297
                                                  ===========      ===========
Basic earnings per share                          $      0.03      $      0.05
                                                  ===========      ===========
Basic EPS - weighted average
  shares outstanding                                7,279,066        7,356,297
Effect of dilutive securities:
  Stock Purchase Options - common stock               674,547               --
  Convertible preferred stock                       2,732,254        3,035,711
                                                  -----------      -----------
Dilutive EPS - weighted average
  shares outstanding                               10,685,868       10,392,008
Net earnings                                      $   212,772      $   374,099
                                                  -----------      -----------
Diluted earnings per share                        $      0.02      $      0.04
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

Note 4. Accounting for Southern States Eye Care, LLC Asset Acquisition

     On March 24, 2000, the Company purchased substantially all of the assets of Southern States Eye Care, LLC for an aggregate purchase price of $549,342, including transaction related costs of $36,842. The total purchase price for the acquisition comprised $250,000 cash and the issuance of 350,000 shares of common stock valued at $0.75 per share. The acquisition was accounted for under the purchase method. Results of operations are being recorded from the date of acquisition. The Company recorded preliminary purchase accounting adjustments based on the relative fair value of the assets acquired. Goodwill is being amortized over eight years on a straight-line basis.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
       FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

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

     As previously reported on a Form 8-K filed on April 7, 2000, on March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The acquisition was made pursuant to the Agreement by and between Southern States Eye Care, LLC, Philip E. Johnson, R. Whitman Lord, Larry Forth, Brent Layton, Michael McQuaig and Avesis Incorporated. The aggregate purchase price for the acquisition, determined through arms-length negotiations between the parties, was $250,000 and 350,000 shares of the Company's Common Stock. The Company used its existing cash to finance the purchase. The acquisition of SSEC will broaden the Company's client base and increase the Company's vision provider network in Georgia, Alabama and North Carolina. The Company intends to use the acquired assets to continue SEC's current lines of business, which the Company will operate out of its corporate headquarters in Phoenix, Arizona.

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters ended March 31, 2000 and 1999:

                                  Quarter Ended                   Quarter Ended
                                  March 31, 2000                  March 31, 1999           Increase/(Decrease)
                            ----------------------------    ----------------------------   -------------------
                                           % of Total                      % of Total
Revenue:                                 Service Revenue                 Service Revenue               % Change
--------                                 ---------------                 ---------------               --------
Total Service Revenue       $1,969,314        100%          $2,624,513        100%          ($655,199)     (25%)
Vision & Hearing Program     1,338,031         68%           1,910,204         73%           (572,173)     (30%)
Vision Provider Fee             25,357         1%               32,330         1%              (6,973)     (22%)
Dental Program                 168,988         9%              235,363         9%             (66,375)     (28%)
Buying Group Program           434,449         22%             442,941         17%             (8,492)      (2%)

Expenses:
Cost of Services             1,201,654         61%           1,756,197         67%           (554,543)     (32%)
General & Administrative       343,586         17%             277,234         11%             66,352        24%
Selling & Marketing            222,427         11%             286,773         11%            (64,346)     (22%)

Income from Operations         201,647         10%             304,309         12%           (102,662)     (34%)
Net Income                     212,772         11%             374,099         14%           (161,327)     (43%)

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Two major Sponsors accounted for 33% and 15% of total service revenues in the quarter ended March 31, 2000, and two major Sponsors accounted for 48% and 14% of total service revenues in the quarter ended March 31, 1999. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with those Sponsors.

     The decrease in total service revenues in the first quarter of 2000 is principally due to a vision plan Sponsor who is not renewing the benefit for their Members on their annual renewal, but providing a lesser benefit internally. As of March 31, 2000, the Company had approximately 102,000 Members from this Sponsor, as compared to approximately 240,000 Members as of March 31, 1999.

     The Company had approximately 1,592,000 vision and 12,000 hearing Members as of March 31, 2000, compared to approximately 802,000 vision and 7,000 hearing Members as of March 31, 1999. The vision Member count for March 31, 2000 includes approximately 977,000 Members received through the transaction with Southern States Eye Care, LLC. The SEC transaction had a minimal impact on vision revenue and related expenses during the quarter ended March 31, 2000 as the new Members were in effect for only the final seven days of the quarter. The decrease in vision and hearing revenue during the first quarter of calendar year 2000 as compared to the same period in the previous year was largely the result of the vision plan Sponsor mentioned above. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the quarter ended March 31, 1999 to the quarter ended March 31, 2000.

     The Company had approximately 77,000 dental Members as of March 31, 2000, compared to approximately 153,000 dental Members as of March 31, 1999. The decline of the Company's dental program revenue and membership resulted from two Sponsors' discontinuation of a benefit program that resulted in a loss of approximately 55,000 Members who participated in the Company's dental program. There also have been reductions in Members from various Sponsors in the normal course of business.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing, dental and chiropractic benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services decreased as a percentage of total service revenues during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. The decrease primarily resulted from positive claims experience, reduction of the volume of frames purchases and efficiencies in operations that the Company is experiencing related to the maturation of the benefits for its largest Sponsors.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 due to increases in depreciation and amortization related to the Company's new computer systems, increases in payroll related to administrative functions and, as previously announced, increases in the cash payments under the Company's Management Agreement and Investment Advisor Agreement, both with affiliated entities.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. Selling and marketing expenses were consistent as a percentage of total service revenues during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate).

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $2,380,199 as of March 31, 2000, compared to $2,483,739 as of December 31, 1999. The decrease of $103,540 is primarily due to the Company's cash payment of $250,000 for the acquisition of the assets of Southern States Eye Care, LLC, partially offset by the net income earned during the quarter. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company flexibility to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of March 31, 2000, the Company had $737,144 of Accounts Payable, compared to $679,649 as of December 31, 1999. Included in Accounts Payable are reserves for claims of $323,524 as of March 31, 2000, and $489,814 as of December 31, 1999. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results.

     The Company expects to pay dividends of approximately $46,000 on the Series A Preferred Stock on June 1, 2000.

Year 2000 Compliance

     The Company so far has experienced no disruptions in the operation of its internal information systems during the transition to the year 2000. The Company is not aware that any of its vendors or clients experienced any disruptions during their transition to the year 2000 or that there has been any year 2000 issues with its services provided. The Company will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the Company or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the Company.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) On March 24, 2000, in connection with the acquisition of substantially all of the assets of Southern States Eye Care, LLC, the Company issued 350,000 shares of its Common Stock under Regulation D Rule 504.

     See also Item 5 below for other Changes in Securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, restricts the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during April 2000, on shares of its Series 2
     Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $33,750, or $6.75 per share, as of March 31, 2000 for all 5,000 shares outstanding.

ITEM 5. OTHER INFORMATION

     Conversion of Series A Preferred Stock to Common Stock

     Each share of the Company's Series A Preferred Stock is currently convertible at any time at the option of the holders of the Series A Preferred Stock into 10 shares of Common Stock of the Company. The conversion ratio is subject to adjustment for stock splits and combinations, stock dividends, reclassifications, exchanges or substitutions relating to the Company's Common Stock, and any reorganization, merger, consolidation or sale of assets of the Company. The following table provides information concerning the conversion of Series A Preferred Stock during the quarter ended March 31, 2000 and subsequent to quarter end.

                           Number of Shares of
                            Series A Preferred        Number of Shares
     Date                       Received               of Common Stock
     ----                       --------               ---------------
     February 18, 2000            400                      4,000
     April 11, 2000             1,500                     15,000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

     (b) A report on Form 8-K was filed on April 7, 2000 to report the acquisition of substantially all of the assets of Southern States Eye Care, LLC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                               -------------------
                                  (Registrant)



Date: 5/15/2000                         /s/ Neal A. Kempler
      ---------                         ----------------------------------------
                                        Neal A. Kempler, Vice President
                                                              and Secretary



Date: 5/15/2000                         /s/ Joel H. Alperstein
      ----------                        ----------------------------------------
                                        Joel H. Alperstein, Chief Financial
                                        Officer and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
                Form 10-QSB for the Quarter Ended March 31, 2000

Exhibit
  No.      Description                    Incorporated by Reference from the:
-------    -----------                    -----------------------------------
11         Statement re: Computation      Earnings (Loss) per Share Computation,
           of per Share Earnings          see Note 2  to the  Notes to Condensed
                                          Consolidated Financial Statements

27         Financial Data Schedule        Filed herewith