Form 10QSB/A
period 2000-03-31
AVESIS INC
filed 2000-05-16
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

     As previously reported on a Form 8-K filed on April 7, 2000, on March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The acquisition was made pursuant to the Agreement by and between Southern States Eye Care, LLC, Philip E. Johnson, R. Whitman Lord, Larry Forth, Brent Layton, Michael McQuaig and Avesis Incorporated. The aggregate purchase price for the acquisition, determined through arms-length negotiations between the parties, was $250,000 and 350,000 shares of the Company's Common Stock. The Company used its existing cash to finance the purchase. The acquisition of SSEC will broaden the Company's client base and increase the Company's vision provider network in Georgia, Alabama and North Carolina. The Company intends to use the acquired assets to continue SSEC's current lines of business, which the Company will operate out of its corporate headquarters in Phoenix, Arizona.

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

     The decrease in total service revenues in the first quarter of 2000 is principally due to a vision plan Sponsor who is not renewing the benefit for their Members on their annual renewal, but providing a lesser benefit internally. As of March 31, 2000, the Company had approximately 102,000 Members from this Sponsor, as compared to approximately 192,000 Members as of December 31, 1999 and approximately 240,000 Members as of March 31, 1999. The Company expects to lose a significant portion of the remaining 102,000 Members from this Sponsor as they renew their benefits during the upcoming year.

     The Company had approximately 1,592,000 vision and 12,000 hearing Members as of March 31, 2000, compared to approximately 802,000 vision and 7,000 hearing Members as of March 31, 1999. The vision Member count for March 31, 2000 includes approximately 977,000 Members received through the transaction with Southern States Eye Care, LLC. The SSEC transaction had a minimal impact on vision revenue and related expenses during the quarter ended March 31, 2000 as the new Members were in effect for only the final seven days of the quarter. Additionally, the revenue and profit expected to be derived per Member under SSEC's vision benefit program, in general, is less than the revenue and profit derived from the Sponsor who decreased its Membership, as described above, due to the provision of a different level of benefit. The decrease in vision and hearing revenue during the first quarter of calendar year 2000 as compared to the same period in the previous year was largely the result of the vision plan Sponsor mentioned above. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the quarter ended March 31, 1999 to the quarter ended March 31, 2000.

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

     General and Administrative expenses increased as a percentage of total service revenue during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 due to increases in depreciation and amortization related to the Company's new computer systems, increases in payroll related to administrative functions and, as previously announced, increases in the payments under the Company's Management Agreement and Investment Advisor Agreement, both with affiliated entities.

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