Form 10QSB
period 2000-06-30
AVESIS INC
filed 2000-08-14
CIK 795574

Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________


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


           3724 North Third Street, Suite 300, Phoenix, Arizona 85012
           ---------------------------------------------------------
                    (Address of principal executive offices)


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

The number of outstanding shares of the registrant's Common Stock on July 26, 2000 was 7,619,297.

                 TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                           (Check One) [ ] Yes [X] No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


                                     ASSETS

Current assets:
 Cash and cash equivalents                                         $  2,229,226
 Receivables, net                                                       436,643
 Prepaid expenses and other                                             178,536
                                                                   ------------
       Total current assets                                           2,844,405
 Property and equipment, net                                            478,019
 Intangibles, net of amortization                                       530,883
 Deposits and other assets                                              555,879
                                                                   ------------
                                                                   $  4,409,186
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $    581,172
 Current installments of obligations under capital lease                 10,288
 Accrued expenses-
  Compensation                                                           32,965
  Other                                                                  53,859
 Deferred income                                                         26,425
                                                                   ------------
       Total current liabilities                                        704,709
Obligations under capital lease, excluding current installments           7,384
                                                                   ------------
       Total liabilities                                                712,093
                                                                   ------------

Stockholders' equity:
 Preferred stock $.01 par value, authorized 12,000,000 shares:
  $3.75 Class A, senior nonvoting cumulative convertible
   preferred stock, Series A, $.01 par value; authorized
   1,000,000 shares; 270,260 issued and outstanding
   (liquidation preference of $3.75 per share)                            2,703
  $10 Class A, nonvoting cumulative convertible preferred
   stock, Series 2, $.01 par value; authorized 1,000,000
   shares; 5,000 shares issued and outstanding (liquidation
   preference of $10 per share) and $34,875 of dividends
   in arrears at $6.98 per share; dividends accrue at $.225
   per share per calendar quarter                                            50
 Common stock of $.01 par value, authorized 30,000,000 shares;
   7,619,297 shares issued and outstanding                               76,193
 Additional paid-in capital                                          10,524,189
 Accumulated deficit                                                 (6,906,323)
                                                                   ------------
       Total stockholders' equity                                     3,697,093
                                                                   ------------
                                                                   $  4,409,186
                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                               Quarters Ended June 30,     Six Months Ended June 30,
                                                             --------------------------    -------------------------
                                                                 2000           1999           2000          1999
                                                             -----------    -----------    -----------   -----------
Service revenues:
  Administration fees                                        $ 1,790,120    $ 2,089,337    $ 3,297,140   $ 4,234,916
  Provider fees                                                   24,689         40,111         50,046        72,441
  Buying group                                                   378,174        428,251        812,623       871,192
  Other                                                            1,961          1,337          4,449         5,000
                                                             -----------    -----------    -----------   -----------
  Total service revenues                                       2,194,944      2,559,036      4,164,258     5,183,549

Cost of services                                               1,525,398      1,681,779      2,727,052     3,437,976
                                                             -----------    -----------    -----------   -----------
  Income from services                                           669,546        877,257      1,437,206     1,745,573

General and administrative expenses                              354,787        286,690        698,373       563,924

Selling and marketing expenses                                   209,666        283,143        432,093       569,916
                                                             -----------    -----------    -----------   -----------
  Income from operations                                         105,093        307,424        306,740       611,733
                                                             -----------    -----------    -----------   -----------
Non-operating income:
  Other income                                                       485            586          1,816        47,619
  Interest income                                                 33,730         28,864         67,775        52,548
  Interest expense                                                  (526)          (957)        (1,136)       (1,884)
  Loss on asset disposal                                              --        (18,466)            --       (18,466)
                                                             -----------    -----------    -----------   -----------
  Net non-operating income                                        33,689         10,026         68,455        79,816
                                                             -----------    -----------    -----------   -----------
  Income before income taxes and cumulative effect of
   change in accounting principle                                138,782        317,450        375,195       691,549

Income taxes                                                          --        (38,000)        23,641       (38,000)
                                                             -----------    -----------    -----------   -----------
Income before cumulative effect of change in accounting
 principle                                                       138,782        355,450        351,554       729,549

Cumulative effect of change in accounting principle, net
 of income taxes of $51,000                                           --        470,000             --       470,000
                                                             -----------    -----------    -----------   -----------
  Net income                                                 $   138,782    $   825,450    $   351,554   $ 1,199,549
                                                             ===========    ===========    ===========   ===========
Preferred stock dividends                                         23,928         26,535         47,856        53,071

  Net income available to common stockholders                $   114,854    $   798,915    $   303,698   $ 1,146,478
                                                             ===========    ===========    ===========   ===========
Basic earnings per share:
  Income before cumulative effect of change in accounting
   principle                                                 $      0.02    $      0.04    $      0.04   $      0.09

  Cumulative effect of change in accounting principle                 --           0.06             --          0.06
                                                             -----------    -----------    -----------   -----------
Net income                                                   $      0.02    $      0.10    $      0.04   $      0.15
                                                             ===========    ===========    ===========   ===========
Diluted earnings per share:
  Income before cumulative effect of change in accounting
   principle                                                 $      0.01    $      0.03    $      0.03   $      0.07

  Cumulative effect of change in accounting principle                 --           0.05             --          0.05
                                                             -----------    -----------    -----------   -----------
Net income                                                   $      0.01    $      0.08    $      0.03   $      0.12
                                                             ===========    ===========    ===========   ===========
Weighted average common and equivalent shares outstanding -
 Basic                                                         7,617,484      7,356,297      7,448,275     7,356,297
                                                             ===========    ===========    ===========   ===========
Weighted average common and equivalent shares outstanding -
 Diluted                                                      10,603,661     10,402,484     10,693,182    10,387,563
                                                             ===========    ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                        2000              1999
                                                                    -----------        -----------
Cash flows from operating activities:
 Net income                                                         $   351,554        $ 1,199,549
                                                                    -----------        -----------
 Adjustments to reconcile net income to net
  cash provided by in operating activities:
  Depreciation and amortization                                          98,729             67,500
  Provision for losses of accounts receivable                            (3,901)            (1,488)
  Loss on fixed asset disposal                                               --             18,245
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                                (131,694)           (26,540)
    Prepaid expenses and other                                           (1,436)           (21,357)
    Deposits and other assets                                          (123,371)            26,062
    Accounts payable                                                    (98,479)          (732,938)
    Accrued expenses                                                     27,086             46,396
    Deferred income                                                      12,361             (3,435)
    Accrued rent                                                             --            (33,344)
                                                                    -----------        -----------
         Total adjustments                                             (220,705)          (660,899)
                                                                    -----------        -----------
         Net cash provided by operating activities                      130,849            538,650
                                                                    -----------        -----------
Cash flows from investment activities:
 Purchases of property and equipment                                    (46,684)          (129,834
 Proceeds from dispositions of property and equipment                        --              9,745
 Asset acquisition                                                     (286,842)                --
                                                                    -----------        -----------
         Net cash used in investing activities                         (333,526)          (120,089)
                                                                    -----------        -----------
Cash flows from financing activities:
 Principal payments under capital lease obligation                       (6,230)            (5,482)
 Payment of dividend on preferred stock                                 (45,606)           (50,821)
 Payments for repurchase of common and preferred stock                       --            (16,255)
                                                                    -----------        -----------
         Net cash used in financing activities                          (51,836)           (72,558)
                                                                    -----------        -----------
         Net (decrease) increase in cash and cash equivalents          (254,513)           346,003

Cash and cash equivalents, beginning of period                        2,483,739          2,181,385
                                                                    -----------        -----------
Cash and cash equivalents, end of period                              2,229,226          2,527,388
                                                                    ===========        ===========

Non-cash investing activities:
  Net assets acquired, financed through the issuance of
    Common Stock                                                     $  262,500        $        --
                                                                     ==========        ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

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

NOTE 2. EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarter and six month periods ended June 30, 2000 and 1999 follows:

                                                             Quarter ended       Quarter ended
                                                             June 30, 2000       June 30, 1999
                                                              -----------         -----------
     Income before cumulative effect of change in
       accounting principle                                   $   138,782         $   355,450
     Less: preferred stock dividends                               23,928              26,535
                                                              -----------         -----------
     Income available to common stockholders                  $   114,854         $   328,915
                                                              ===========         ===========
     Basic EPS - weighted average shares outstanding            7,617,484           7,356,297
                                                              ===========         ===========
     Basic earnings per share before cumulative effect
       of change in accounting principle                      $      0.02         $      0.04
                                                              ===========         ===========
     Basic EPS - weighted average shares outstanding            7,617,484           7,356,297
     Effect of dilutive securities:
       Stock Purchase Options - common stock                      269,264              15,071
       Convertible preferred stock                              2,716,913           3,031,116
                                                              -----------         -----------
     Dilutive EPS - weighted average shares outstanding        10,603,661          10,402,484
     Income before cumulative effect of change in
       accounting principle                                   $   138,782         $   355,450
                                                              -----------         -----------
     Diluted earnings per share before cumulative
       effect of change in accounting principle               $      0.01         $      0.03
                                                              ===========         ===========

                                                            Six months ended    Six months ended
                                                             June 30, 2000       June 30, 1999
                                                              -----------         -----------
     Income before cumulative effect of change in
       accounting principle                                   $   351,554         $   729,549
     Less: preferred stock dividends                               47,856              53,071
                                                              -----------         -----------
     Income available to common stockholders                  $   303,698         $   676,478
                                                              ===========         ===========
     Basic EPS - weighted average shares outstanding            7,448,275           7,356,297
                                                              ===========         ===========
     Basic earnings per share before cumulative effect
       of change in accounting principle                      $      0.04         $      0.09
                                                              ===========         ===========
     Basic EPS - weighted average shares outstanding            7,448,275           7,356,297
     Effect of dilutive securities:
       Stock Purchase Options - common stock                      520,323               4,694
       Convertible preferred stock                              2,724,584           3,026,573
                                                              -----------         -----------
     Dilutive EPS - weighted average shares outstanding        10,693,182          10,387,564
     Income before cumulative effect of change in
       accounting principle                                   $   351,554         $   729,549
                                                              -----------         -----------
     Diluted earnings per share before cumulative effect
       of change in accounting principle                      $      0.03         $      0.07
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     As previously reported on a Form 8-K filed on April 7, 2000, on March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The aggregate purchase price for the acquisition was $250,000 and 350,000 shares of the Company's Common Stock. The Company used its existing cash to finance the purchase. The acquisition of SSEC broadens the Company's client base and increases the Company's vision provider network in Georgia, Alabama and North Carolina. The Company is using the acquired assets to continue SSEC's current lines of business, which the Company is operating out of its corporate headquarters in Phoenix, Arizona.

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and six months ended June 30, 2000 and 1999:

                                  Quarter Ended               Quarter Ended
                                  June 30, 2000               June 30, 1999          Increase/(Decrease)
                           ---------------------------  ---------------------------  --------------------
                                         % of Total                   % of Total                     %
                                       Service Revenue              Service Revenue                Change
                                       ---------------              ---------------                ------
REVENUE:
Total Service Revenue      $2,194,944       100%        $2,559,036       100%        $(364,092)     (14%)
Vision & Hearing Program    1,610,948        73%         1,884,501        74%         (273,553)     (15%)
Vision Provider Fee            24,689         1%            40,111         2%          (15,422)     (38%)
Dental Program                179,065         8%           204,827         8%          (25,762)     (13%)
Buying Group Program          378,174        17%           428,251        17%          (50,077)     (12%)

EXPENSES:
Cost of Services            1,525,398        69%         1,681,779        66%         (156,381)      (9%)
General & Administrative      354,787        16%           286,690        11%           68,097       24%
Selling & Marketing           209,666        10%           283,143        11%          (73,477)     (26%)
Income from Operations        105,093         5%           307,424        12%         (202,331)     (66%)
Net Income                    138,782         6%           825,450        32%         (686,668)     (83%)

                                Six Months Ended             Six Months Ended
                                 June 30, 2000                 June 30, 1999         Increase/(Decrease)
                           ---------------------------  ---------------------------  --------------------
                                         % of Total                   % of Total                     %
                                       Service Revenue              Service Revenue                Change
                                       ---------------              ---------------                ------
REVENUE:
Total Service Revenue      $4,164,258       100%        $5,183,549       100%        $(1,019,291)   (20%)
Vision & Hearing Program    2,948,979        71%         3,794,705        73%           (845,726)   (22%)
Vision Provider Fee            50,046         1%            72,441         1%            (22,395)   (31%)
Dental Program                348,053         8%           440,190         8%            (92,137)   (21%)
Buying Group Program          812,623        20%           871,192        17%            (58,569)    (7%)

EXPENSES:
Cost of Services            2,727,052        65%         3,437,976        66%           (710,924)   (21%)
General & Administrative      698,373        17%           563.924        11%            134,449     24%
Selling & Marketing           432,093        10%           569,916        11%           (137,823)   (24%)
Income from Operations        306,740         7%           611,733        12%           (304,993)   (50%)
Net Income                    351,554         8%         1,199,549        23%           (847,995)   (71%)

     Past and future revenues in all lines of business are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Two major Sponsors accounted for 28% and 14% of total service revenues in the six months ended June 30, 2000, and two major Sponsors accounted for 48% and 14% of total service revenues in the six months ended June 30, 1999. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with those Sponsors.

     The decrease in total service revenues in the six months ended June 30, 2000 is principally due to a vision plan Sponsor that is not renewing the benefit for their Members upon their annual renewal but instead is providing a lesser benefit internally. As of June 30, 2000, the Company had approximately 79,000 Members from this Sponsor, as compared to approximately 192,000 Members as of December 31, 1999 and approximately 229,000 Members as of June 30, 1999. The Company expects to lose a significant portion of the remaining 79,000 Members from this Sponsor as they renew their benefits during the upcoming year. The Company's vision and hearing revenue received from this Sponsor decreased by approximately $1,300,000 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     The Company had approximately 1,770,000 vision and 12,300 hearing Members as of June 30, 2000, compared to approximately 699,000 vision and 7,500 hearing Members as of June 30, 1999. The vision Member count for June 30, 2000 includes approximately 1,174,000 Members received through the transaction with SSEC. The vision and hearing revenue derived from the Sponsors from the SSEC transaction accounted for 15% of the Company's total service revenues for the quarter ended June 30, 2000, and 9% of the Company's total service revenues for the six months ended June 30, 2000. The revenue and profit expected to be derived per Member under SSEC's vision benefit program, in general, is less than the revenue and profit derived from the Sponsor that decreased its Membership, as described above, due to the provision of a different level of benefit. The decrease in vision and hearing revenue during the current quarter and six months was largely the result of the vision plan Sponsor mentioned above. Other changes in the number of vision and hearing cardholders occurred due to Sponsors' employee or Member fluctuations in the normal course of business. The vision provider fee revenue decreased in the quarter and six month period ended June 30, 2000 due to reduced claims experience in the benefit programs under which Providers pay a marketing fee.

     The Company had approximately 73,000 dental Members as of June 30, 2000 and 153,000 dental Members as of June 30, 1999. The decline of the Company's dental program revenue and membership resulted from two Sponsors' discontinuation of a benefit program that resulted in a loss of approximately 55,000 Members who participated in the Company's dental program. There also have been reductions in Members from various Sponsors in the normal course of business.

     To minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 1,100 Members as of June 30, 2000. The Company expects to derive its first revenues from the Avesis Advantage Dental Program in the fourth quarter of calendar 2000.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in Cost of Services as a percentage of total service revenues in the current quarter as compared to the same period in the prior year resulted from an increase in claims experience as a percentage of revenue from the newly acquired accounts from SSEC, as mentioned above.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter and six months ended June 30, 2000 compared to the corresponding periods in the prior year due to increases in depreciation and amortization related to the Company's new computer systems, amortization of goodwill created by the SSEC transaction, increases in payroll related to administrative functions and increases in the payments under the Company's Management Agreement and Investment Advisor Agreement, both with affiliated entities.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. Selling and marketing expenses declined slightly as a percentage of total service revenue during the quarter and six months ended June 30, 2000 as compared to the corresponding periods in the prior year due to the absence of sales commissions on the newly acquired SSEC accounts. A significant amount of the Company's marketing activities has been outsourced to a management consultant, National Health Enterprises (an affiliate).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $2,229,226 as of June 30, 2000, compared to $2,483,739 as of December 31, 1999. The decrease of $254,513 is primarily due to the Company's cash payment of $250,000 for the acquisition of the assets of Southern States Eye Care, LLC on March 25, 2000. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     On July 18, 2000, the Company's Board of Directors approved a resolution authorizing the Company to pursue the establishment of a new venture in HIV and infectious disease treatment. The Company's Board further authorized a maximum of $500,000 to be allocated to the initial start-up and operational expenses of the venture, subject to certain oversight and approval by the Board. The Company has allocated approximately $200,000 for the build-out of the facility and the purchase of medical and office equipment, and approximately $150,000 to fund negative cash flow prior to the opening of the first center and during the first few months of its operation. The Company expects its first facility to be operational in the fourth quarter of calendar 2000.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of June 30, 2000, the Company had $581,172 of Accounts Payable, compared to $679,649 as of December 31, 1999. Included in Accounts Payable are reserves for claims of $332,819 as of June 30, 2000, and $489,814 as of December 31, 1999. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical results.

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

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(c) Conversion of Series A Preferred Stock to Common Stock

     Each share of the Company's Series A Preferred Stock is currently convertible at any time at the option of the holders of the Series A Preferred Stock into 10 shares of Common Stock of the Company. The conversion ratio is subject to adjustment for stock splits and combinations, stock dividends, reclassifications, exchanges or substitutions relating to the Company's Common Stock, and any reorganization, merger, consolidation or sale of assets of the Company. The following table provides information concerning the conversion of Series A Preferred Stock during the quarter ended June 30, 2000, which has been previously disclosed on the Company's Form 10-QSB for the quarter ended March 31, 2000.

                               Number of Shares of         Number of Shares
                            Series A Preferred Stock          of Common
     Date                   Converted to Common Stock        Stock Issued
     ----                   -------------------------        ------------
     April 11, 2000                  1,500                       15,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, places restrictions upon the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during July 2000 on shares of its Series 2 Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $34,875, or $6.98 per share, as of June 30, 2000 for all 5,000 shares outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders of the Company was held on July 21, 2000.

(b)  The following  nominees were elected for one-year terms as directors of the
     Company:

     William R. Cohen        William L. Richter         Gerald L. Cohen
     Brent D. Layton         Kenneth L. Blum, Sr.       Kenneth L. Blum, Jr.
     Alan S. Cohn

(c) On the record date of June 5, 2000, 7,619,297 common shares were outstanding.

     The results of voting for Proposals 1, 2 and 3 were as follows:

     1.   Election of directors                  For       Withheld    Non-Votes
          ---------------------               ---------    --------    ---------
          William R. Cohen                    6,544,990     15,500     1,058,807
          Kenneth L. Blum Sr.                 6,528,235     32,255     1,058,807
          Gerald L. Cohen                     6,526,485     34,005     1,058,807
          Brent D. Layton                     6,545,490     15,000     1,058,807
          William L. Richter                  6,545,490     15,000     1,058,807
          Alan S. Cohn                        6,545,490     15,000     1,058,807
          Kenneth L. Blum, Jr.                6,545,490     15,000     1,058,807

                                                      For      Against   Abstain
                                                      ---      -------   -------
     2.   Approve an Amendment to the Company's    6,542,195    16,900    1,395
          Certificate of Incorporation to
          increase the number of authorized
          shares of Common Stock from 20,000,000
          to 30,000,000

     3.   Approve amendments to the Company's      6,532,940    25,750    1,800
          1993 Stock Option Plan, including an
          increase in the number of shares
          available under the Plan from 600,000
          to 900,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) As previously disclosed in the Company's Form 10-QSB for the quarter ended March 31, 2000, a report on Form 8-K was filed on April 7, 2000 to report the acquisition of substantially all of the assets of Southern States Eye Care, LLC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVESIS INCORPORATED
                                        ----------------------------------------
                                        (Registrant)


Date: 8/14/2000                         /s/ Neal A. Kempler
                                        ----------------------------------------
                                        Neal A. Kempler, Vice President
                                        and Secretary



Date: 8/14/2000                         /s/ Joel H. Alperstein
                                        ----------------------------------------
                                        Joel H. Alperstein, Chief Financial
                                        Officer and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
               Form 10-QSB for the Six Months Ended June 30, 2000


Exhibit No.   Description                    Incorporated by Reference from the:
-----------   -----------                    -----------------------------------

3.1           Amended and Restated           Company's Registration Statement on
              Certificate of Incorporation   Form S-1 (File No. 33-17217) filed
              of the Company, as amended     January 12, 1988, and declared
                                             effective January 12, 1988.

3.2           Certificate of Amendment of    Filed herewith
              the Certificate of
              Incorporation of the Company

11            Statement re: Computation of   Earnings per Share Computation, see
              per Share Earnings             Note 2 to the Notes to Condensed
                                             Consolidated Financial Statements

27            Financial Data Schedule        Filed herewith