Form 10QSB
period 2000-09-30
AVESIS INC
filed 2000-11-14
CIK 795574

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ___________ to ____________

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

     The number of outstanding shares of the registrant's Common Stock on November 6, 2000 was 7,619,297.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

                                 [ ] Yes [X] No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $ 1,968,968
  Receivables, net                                                      487,667
  Prepaid expenses and other                                            190,940
                                                                    -----------
       Total current assets                                           2,647,575
  Property and equipment, net                                           554,908
  Intangibles, net of amortization                                      513,716
  Deposits and other assets                                             538,635
                                                                    -----------
                                                                    $ 4,254,834
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   476,873
  Current installments of obligations under capital lease                10,288
  Accrued expenses-
     Compensation                                                        27,976
     Other                                                               10,578
  Deferred income                                                        26,277
                                                                    -----------
       Total current liabilities                                        551,992
Obligations under capital lease, excluding current installments           4,139
                                                                    -----------
       Total liabilities                                                556,131
                                                                    -----------
Stockholders' equity:
  Preferred stock $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible
      preferred stock, Series A, $.01 par value; authorized
      1,000,000 shares; 270,260 issued and outstanding
      (liquidation preference of $3.75 per share)                         2,703
    $10 Class A, nonvoting cumulative convertible preferred
     stock, Series 2, $.01 par value; authorized 1,000,000
     shares; 5,000 shares issued and outstanding (liquidation
     preference of $10 per share) and $36,000 of dividends
     in arrears at $7.20 per share; dividends accrue at $.225
     per share per calendar quarter                                          50
  Common stock of $.01 par value, authorized 20,000,000 shares;
    7,619,297 shares issued and outstanding                              76,193
  Additional paid-in capital                                         10,524,189
  Accumulated deficit                                                (6,904,432)
                                                                    -----------
       Total stockholders' equity                                     3,698,703
                                                                    -----------
                                                                    $ 4,254,834
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                         Quarters Ended                    Nine Months Ended
                                                ------------------------------      ------------------------------
                                                September 30,     September 30,     September 30,     September 30,
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
Service revenues:
  Administration fees                           $ 1,510,515        $ 2,071,843       $ 4,807,655       $ 6,306,760
  Provider fees                                      22,197             37,685            72,243           110,126
  Buying group                                      332,952            330,984         1,145,575         1,202,176
  Other                                               1,932              2,744             6,381             7,744
                                                -----------        -----------       -----------       -----------
  Total service revenues                          1,867,596          2,443,256         6,031,854         7,626,806
Cost of services                                  1,321,290          1,684,641         4,048,342         5,122,617
                                                -----------        -----------       -----------       -----------
  Income from services                              546,306            758,615         1,983,512         2,504,189
General and administrative expenses                 343,950            284,458         1,042,323           848,382
Selling and marketing expenses                      188,390            277,169           620,483           847,085
Startup costs, license fees related to new
  operations                                         37,537                 --            37,537                --
                                                -----------        -----------       -----------       -----------
  Income from operations                            (23,571)           196,988           283,169           808,722
                                                -----------        -----------       -----------       -----------
Non-operating income:
  Other income                                          620                714             2,436            48,333
  Interest income                                    35,498             28,905           103,273            81,453
  Loss on asset disposal                                 --                 --                --           (18,466)
  Interest expense                                     (438)              (773)           (1,574)           (2,657)
                                                -----------        -----------       -----------       -----------
  Net non-operating income                           35,680             28,846           104,135           108,663
                                                -----------        -----------       -----------       -----------
  Income before income taxes and
   cumulative effect of change in
   accounting principle                         $    12,109        $   225,834       $   387,304       $   917,385

Income taxes                                         10,500                 --            34,141           (38,000)
                                                -----------        -----------       -----------       -----------
Income before cumulative effect of
  change in accounting principle                      1,609            225,834           353,163           955,385
Cumulative effect of change in accounting
  principle, net of income taxes of $51,000              --                 --                --           470,000
                                                -----------        -----------       -----------       -----------
Net Income                                      $     1,609        $   225,834       $   353,163       $ 1,425,385
                                                ===========        ===========       ===========       ===========
Preferred stock dividends                           (23,928)           (26,240)          (71,785)          (78,720)
  Net income (loss) available to common
   stockholders                                 $   (22,319)       $   199,594       $   281,378       $ 1,346,665
                                                ===========        ===========       ===========       ===========
Basic earnings per share:
  Income before cumulative effect of
   change in accounting principle               $      0.00        $      0.03       $      0.04       $      0.12
  Cumulative effect of change in
   accounting principle                                  --                 --                --              0.06
                                                -----------        -----------       -----------       -----------
Net Income                                      $      0.00        $      0.03       $      0.04       $      0.18
                                                ===========        ===========       ===========       ===========
Diluted earnings per share:
  Income before cumulative effect of
   change in accounting principle               $      0.00        $      0.02       $      0.03       $      0.08
  Cumulative effect of change in
   accounting principle                                  --                 --                --              0.05
                                                -----------        -----------       -----------       -----------
Net Income                                      $      0.00        $      0.02       $      0.03       $      0.13
                                                ===========        ===========       ===========       ===========
Weighted average common and equivalent
shares outstanding - Basic                        7,619,297          7,352,482         7,505,698         7,355,011
                                                ===========        ===========       ===========       ===========
Weighted average common and equivalent
shares outstanding - Diluted                     10,487,259         10,550,903        10,668,726        11,342,356
                                                ===========        ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                     2000             1999
                                                                  -----------     -----------
Cash flows from operating activities:
  Net income                                                      $   353,163     $ 1,425,383
                                                                  -----------     -----------
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                     155,234         103,942
    Cumulative effect of change in accounting principle                    --        (521,000)
    Provision for losses on receivables                                (3,901)         (3,488)
    Loss on disposal of fixed assets                                       --          18,245
    Increase (decrease) in cash resulting from changes in:
     Receivables                                                     (182,718)         (4,384)
     Prepaid expenses and other                                       (13,840)         24,574
     Other assets                                                    (106,127)        (85,969)
     Accounts payable                                                (202,776)       (228,604)
     Accrued expenses                                                 (21,184)        (12,001)
     Deferred income                                                   12,213           1,776
     Accrued rent                                                          --         (33,344)
                                                                  -----------     -----------
        Total adjustments                                            (363,099)       (740,253)
                                                                  -----------     -----------

        Net cash (used in) provided by operating activities            (9,936)        685,130
                                                                  -----------     -----------
Cash flows from investment activities:
  Purchases of property and equipment                                (162,913)       (189,685)
  Asset acquisition                                                  (286,842)             --
  Proceeds from dispositions of property and equipment                     --           9,745
                                                                  -----------     -----------

        Net cash used in investing activities                        (449,755)       (179,940)
                                                                  -----------     -----------
Cash flows from financing activities:
  Principal payments under capital lease obligation                    (9,474)         (8,392)
  Payment of dividend on preferred stock                              (45,606)        (50,821)
  Payments for repurchase of common and preferred stock                    --         (40,125)
                                                                  -----------     -----------

        Net cash used in financing activities                         (55,080)        (99,338)
                                                                  -----------     -----------

        Net (decrease) increase in cash and cash equivalents         (514,771)        405,852

Cash and cash equivalents, beginning of period                      2,483,739       2,181,385
                                                                  -----------     -----------

Cash and cash equivalents, end of period                          $ 1,968,968     $ 2,587,237
                                                                  ===========     ===========
Non-cash investing activities:
  Net assets acquired, financed through the
   issuance of Common Stock                                       $   262,500     $        --
                                                                  ===========     ===========

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, Avesis of Washington, D.C., Avesis of New York, Inc., Avesis Third Party Administrators, Inc., Avesis Reinsurance Incorporated and AbsoluteCare, Inc. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the seven month transition period ended December 31, 1999.

Note 2. Earnings per Share

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999 follows:

                                                             Quarter ended       Quarter ended
                                                           September 30, 2000  September 30, 1999
                                                           ------------------  ------------------
Income before cumulative effect of change in
  accounting principle                                        $      1,609         $   225,834
Less: preferred stock dividends                                     23,928              26,240
                                                              ------------         -----------
Income (loss) available to common stockholders                     (22,319)            199,594
                                                              ============         ===========
Basic EPS - weighted average shares outstanding                  7,619,297           7,352,482
                                                              ============         ===========
Basic earnings per share before cumulative effect of
  change in accounting principle                              $       0.00         $      0.03
                                                              ============         ===========
Basic EPS - weighted average shares outstanding                  7,619,297           7,352,482
Effect of dilutive securities:
  Stock Purchase Options - common stock                            152,862             185,734
  Convertible preferred stock                                    2,715,100           3,012,687
                                                              ------------         -----------
Dilutive EPS - weighted average shares outstanding              10,487,259          10,550,903
Income before cumulative effect of change in accounting
  principle                                                   $      1,609         $   225,834
                                                              ------------         -----------
Diluted earnings per share before cumulative effect of
  change in accounting principle                              $       0.00         $      0.02
                                                              ============         ===========

                                                          Nine Months ended     Nine Months ended
                                                          September 30, 2000    September 30, 1999
                                                              -----------          -----------
Income before cumulative effect of change in
  accounting principle                                        $   353,163          $   955,385
Less: preferred stock dividends                                    71,785               78,720
                                                              -----------          -----------
Income available to common stockholders                           281,378              876,665
                                                              ===========          ===========
Basic EPS - weighted average shares outstanding                 7,505,698            7,355,011
                                                              ===========          ===========
Basic earnings per share before cumulative effect of
  change in accounting principle                              $      0.04          $      0.12
                                                              ===========          ===========
Basic EPS - weighted average shares outstanding                 7,505,698            7,355,011
Effect of dilutive securities:
  Stock Purchase Options - common stock                           441,629              962,448
  Convertible preferred stock                                   2,721,399            3,024,897
                                                              -----------          -----------
Dilutive EPS - weighted average shares outstanding             10,668,726           11,342,356
Income before cumulative effect of change in accounting
  principle                                                   $   353,163          $   955,385
                                                              -----------          -----------
Diluted earnings per share before cumulative effect of
  change in accounting principle                              $      0.03          $      0.08
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

     On  July  24,   2000,   the   Company   incorporated   AbsoluteCare,   Inc.
("AbsoluteCare" or "Centers"), a wholly owned subsidiary, in Delaware. AbsoluteCare was established to create infectious disease centers, with a current concentration on HIV/AIDS treatment, on a national basis. The Centers will perform medical services, laboratory and pharmaceutical services. The Company's Board of Directors authorized a maximum of $500,000 to be allocated to the initial startup and operational expense of the venture, subject to certain oversight and approval by the Board. The first center is scheduled to open in Atlanta during November 2000.

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and nine months ended September 30, 2000 and 1999 (unaudited):

                                    Quarter Ended               Quarter Ended
                                 September 30, 2000           September 30, 1999          Increase/(Decrease)
                            ----------------------------  ---------------------------  ------------------------
                                           % of Total                   % of Total
Revenue:                                 Service Revenue              Service Revenue                  % Change
--------                                 ---------------              ---------------                  --------
Total Service Revenue       $ 1,867,596        100%       $2,443,256        100%       $  (575,660)      (24%)
Vision & Hearing Program      1,367,429         73%        1,865,228         76%          (497,799)      (27%)
Vision Provider Fee              22,197          1%           37,685          2%           (15,488)      (41%)
Dental Program                  142,967          8%          206,607          8%           (63,640)      (31%)
Buying Group Program            332,952         18%          330,984         14%             1,968         1%
Expenses:
Cost of Services              1,321,290         71%        1,684,641         69%          (363,351)      (22%)
General & Administrative        343,950         18%          284,458         12%            59,492        21%
Selling & Marketing             188,390         10%          277,169         11%           (88,779)      (32%)

Income from Operations          (23,571)        (1%)         196,988          8%          (220,559)     (112%)
Net Income                        1,609          0%          225,834          9%          (224,225)      (99%)

                                 Nine Months Ended            Nine Months Ended
                                 September 30, 2000           September 30, 1999          Increase/(Decrease)
                            ----------------------------  ---------------------------  ------------------------
                                           % of Total                   % of Total
Revenue:                                 Service Revenue              Service Revenue                  % Change
--------                                 ---------------              ---------------                  --------
Total Service Revenue       $ 6,031,854         100%      $7,626,806        100%       $(1,594,952)      (21%)
Vision & Hearing Program      4,316,408          72%       5,659,933         74%        (1,343,525)      (24%)
Vision Provider Fee              72,243          1%          110,126          1%           (37,883)      (34%)
Dental Program                  491,020          8%          646,797          8%          (155,777)      (24%)
Buying Group Program          1,145,575          19%       1,202,176         16%           (56,601)       (5%)
Expenses:
Cost of Services              4,048,342          67%       5,122,617         67%        (1,074,275)      (21%)
General & Administrative      1,042,323          17%         848,382         11%           193,941         23%
Selling & Marketing             620,483          10%         847,085         11%          (226,602)      (27%)

Income from Operations          283,169          5%          808,722         11%          (525,553)      (65%)
Net Income                      353,163          6%        1,425,385         19%        (1,072,222)      (75%)

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Two major Sponsors accounted for 25% and 14% of total service revenues during the nine months ended September 30, 2000, and two major Sponsors accounted for 48% and 14% of total service revenues during the nine months ended September 30, 1999. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of its agreements with those Sponsors.

     The decrease in total service revenues in the nine months ended September 30, 2000 is principally due to a vision plan Sponsor that is not renewing the benefit for their Members upon their annual renewal but instead is providing a lesser benefit internally. As of September 30, 2000, the Company had approximately 44,000 Members from this Sponsor, as compared to approximately 192,000 Members as of December 31, 1999 and approximately 215,000 Members as of September 30, 1999. During September 2000, the Company entered into a contract with this Sponsor to provide benefits to approximately 25,000 of their Members on an ongoing basis. The Company is anticipating the loss of the remaining 19,000 Members from this Sponsor as they renew their benefits during the upcoming year. The Company's vision and hearing revenue received from this Sponsor decreased by approximately $2,150,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Except for revenues from this sponsor, the Company's vision and hearing revenues increased by approximately $800,000 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, of which approximately $695,000 was from former clients of SSEC.

     The Company had approximately 1,429,000 vision and 13,000 hearing Members as of September 30, 2000 compared to approximately 710,000 vision and 4,000 hearing Members as of September 30, 1999. The vision Member counts for September 30, 2000 include approximately 843,000 Members received through the transaction with SSEC. The vision and hearing revenue derived from the Sponsors from the SSEC transaction accounted for 18% of the Company's total service revenues for the quarter ended September 30, 2000, and 12% of the Company's total service revenues for the nine months ended September 30, 2000. The revenue and profit expected to be derived per Member under SSEC's vision benefit program, in general, is less than the revenue and profit derived from the Sponsor that decreased its Membership, as described above, due to the provision of a different level of benefit. The decrease in vision and hearing revenue during the quarter and nine months ended September 30, 2000 as compared to the same periods in the previous fiscal year was the result of the vision plan Sponsor mentioned above, partially offset by the revenue derived from the former clients of SSEC. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the nine months ended September 30, 1999 to the nine months ended September 30, 2000.

     The Company had approximately 67,000 dental Members as of September 30, 2000, compared to approximately 124,000 dental Members as of September 30, 1999. The decline of the Company's dental program revenue and membership resulted from two Sponsors' discontinuation of their dental benefit program that resulted in a loss of approximately 54,000 Members and the loss of approximately 2,000 Members from a Sponsor who did not renew its contract with the Company. There also have been reductions in Members from various Sponsors in the normal course of business.

     To minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 1,800 Members as of September 30, 2000. The Company has revised its projection concerning the timeframe in which it expects to derive its first revenues from the Avesis Advantage Dental Program from the fourth quarter of calendar 2000 to the second half of calendar 2001.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in Cost of Services as a percentage of total service revenues in the current quarter, compared to the corresponding period in the prior year resulted from an increase in claims experience as a percentage of revenue from the newly acquired accounts from SSEC, as mentioned above.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter and nine months ended September 30, 2000 compared to the corresponding periods in the prior year due to increases in depreciation and amortization related to the Company's new computer systems, amortization of goodwill created by the SSEC transaction, increases in payroll related to administrative functions and increases in the payments under the Company's Management Agreement and Investment Advisor Agreement, both with affiliated entities.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to a management consultant, National Health Enterprises (an affiliate). Selling and marketing expenses declined slightly as a percentage of total service revenue during the quarter and nine months ended September 30, 2000 as compared to the corresponding periods in the prior year due to the absence of sales commissions on the newly acquired SSEC accounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,968,968 as of September 30, 2000, compared to $2,483,739 as of December 31, 1999. The decrease of $514,771 is primarily due to the Company's cash payment of $250,000 for the acquisition of the assets of Southern States Eye Care, LLC on March 24, 2000 and the capital expenditures related to the development of AbsoluteCare. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of September 30, 2000, the Company had $476,873 of Accounts Payable, compared to $679,649 as of December 31, 1999. Included in Accounts Payable are reserves for claims for managed care accounts of approximately $ 331,000 as of September 30, 2000, and approximately $451,000 as of December 31, 1999. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical trends.

     The Company expects to pay dividends of approximately $46,000 on the Series A Preferred Stock on December 1, 2000.

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

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, restricts the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company may not pay the quarterly dividend otherwise scheduled for payment during October 2000, on shares of its Series 2
     Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $36,000, or $7.20 per share, as of September 30, 2000 for all 5,000 shares outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AVESIS INCORPORATED
                               -------------------
                                  (Registrant)



Date: 11/13/00                          /s/ Alan S. Cohn
      --------                          ----------------------------------------
                                        Alan S. Cohn, Chief Executive Officer
                                        and President



Date: 11/13/00                          /s/ Joel H. Alperstein
      --------                          ----------------------------------------
                                        Joel H. Alperstein, Chief Financial
                                        Officer and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
              Form 10-QSB for the Quarter Ended September 30, 2000


                                                       Incorporated by
Exhibit No.           Description                      Reference from the:
-----------           -----------                      -------------------

  10.22      Lease Agreement between Absolute        Filed herewith
             Care, Inc. and NORO-Broadview
             Holding Company, B.V.

  11         Statement re: Computation of per        Earnings (Loss) per Share
             Share Earnings                          Computation, see Note 2 to
                                                     the Notes to Condensed
                                                     Consolidated Financial
                                                     Statements

  27         Financial Data Schedule                 Filed herewith