Form 10KSB40
period 2000-12-31
AVESIS INC
filed 2001-04-05
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2000

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to _____________

    Commission File Number: 0-15304


                               AVESIS INCORPORATED
                 (Name of small business issuer in its charter)

             Delaware                                           86-0349350
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)

   3724 North Third Street, Suite 300
          Phoenix, Arizona                                        85012
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number: (602) 241-3400


      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value &
          $l0 Class A Nonvoting Cumulative Convertible Preferred Stock,
                            Series 2, $.01 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $7,808,695.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 2, 2001 was $1,447,737. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 6, 2001 was 7,621,047.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

ITEM l.  Description of Business ............................................  1
ITEM 2.  Description of Properties ..........................................  6
ITEM 3.  Legal Proceedings ..................................................  7
ITEM 4.  Submission of Matters to a Vote of Security Holders ................  7

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  8
ITEM 6.  Management's Discussion and Analysis or Plan of Operation........... 12
ITEM 7.  Financial Statements ............................................... 16
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 17

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................... 17
ITEM 10. Executive Compensation ............................................. 20
ITEM 11. Security Ownership of Certain Beneficial Owners and Management...... 22
ITEM 12. Certain Relationships and Related Transactions...................... 24
ITEM 13. Exhibits and Reports on Form 8-K ................................... 26
SIGNATURES .................................................................. 27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, the "Company"), markets and administers vision, dental, chiropractic and hearing managed care and discount programs ("Programs") nationally. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through networks of providers such as ophthalmologists, optometrists, opticians, dentists, chiropractors and hearing specialists ("Providers").

Administration fee and provider fee revenue has been derived from the product lines in the following proportions:

                                                Transition Period   Fiscal Year
                               Year Ended             Ended            Ended
                            December 31, 2000   December 31, 1999   May 31, 1999
                            -----------------   -----------------   ------------
Vision and Hearing Program         91%                 90%              87%
Dental Program                      9%                 10%              13%

ABSOLUTECARE, INC.

     On July 24, 2000, the Company founded AbsoluteCare, Inc. ("AbsoluteCare" or "Centers"), a wholly owned subsidiary, in Delaware. AbsoluteCare was established to create infectious disease centers, with a current concentration on HIV/AIDS treatment, on a national basis. AbsoluteCare combines all of the services that HIV patients need under one roof. These include professional care, in-house pharmacy and laboratory.

     AbsoluteCare's first medical center opened in Atlanta, Georgia (the first HIV Medical center to open in Atlanta in almost a decade), in late November of 2000. The Center has seen its patient base grow to approximately 310 patients as of March 28, 2001. The Atlanta Center also has a relationship with Absolute Wellness, a non-affiliated, not-for-profit that provides alternative health care therapies to the HIV/AIDS population. AbsoluteCare provides medical services to all patients with private health insurance, Medicaid/Medicare or those who are private pay.

VISION PROGRAM

     The Company offers provider networks and administrative services for group vision programs ("Vision Program"). The Vision Program is designed to provide savings by reducing the cost of eye examinations and vision products (frames, eyeglass lenses and contact lenses).

     Under the Vision Program, a Member is entitled to discounted pricing that Providers offer for eye examinations and the purchase of eyewear at network Provider locations. The Member may be fully responsible for paying the Provider unless the Sponsor (a self-funding employer or insurer) is obligated to pay the Provider, or reimburse the Member. In some cases, the Company may act as a third party administrator for the Sponsor and pay the Providers from funds provided by the Sponsor for that purpose.

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

     The table below sets forth the approximate numbers of Providers and Members enrolled in the Vision Program at the dates indicated:

      Date            Number of Providers   Number of States   Number of Members
      ----            -------------------   ----------------   -----------------
December 31, 2000            7,064                 48              1,401,000
December 31, 1999            6,700                 46                687,000
May 31, 1999                 5,151                 45                817,000

Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and generally do not include eligible spouses and children of Members.

     The Company administers a buying group for vision Providers so that they may take advantage of volume buying discounts for eyeglass frames. The Company has entered into arrangements with certain frame manufacturers that enable Providers to obtain frames at prices below wholesale. The Company is billed directly by the frame manufacturers and is responsible for the billing and collection of amounts due from the Providers. The Company receives a discount, greater than the amount given to the Providers, from the frame manufacturers to pay for the cost of administering the buying group program. Providers are not obligated to purchase from designated suppliers.

HEARING PROGRAM

     The Company's hearing program (the "Hearing Program") has been marketed principally as an adjunct to the Vision Program. Revenues from the Hearing Program have not been significant. A Hearing Program Member may obtain a hearing evaluation by a Provider for a reduced fee. In addition, the Member may purchase a hearing aid from a Provider at wholesale cost plus a professional fee or at a discount from the Provider's usual charge, depending on the options selected by the Plan Sponsor. Such benefits are also available to a Member's spouse, children, parents and grandparents.

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

     The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

       Date           Number of Providers   Number of States   Number of Members
       ----           -------------------   ----------------   -----------------
December 31, 2000            9,149                 43               25,000
December 31, 1999            8,945                 43               73,000
May 31, 1999                 8,397                 42              144,000

See also Item 6 - "Management's Discussion and Analysis or Plan of Operation."

CHIROPRACTIC PROGRAM

     The Company has developed a program for the delivery of chiropractic services (the "Chiropractic Program"). Members pay reduced fees to the Provider for history and physical examinations, spinal manipulation, non-manual procedures, physiotherapy, acupuncture and additional care. Although the Company has not generated significant revenues from the Chiropractic Program, Management believes the Chiropractic Program is important because it enables the Company to offer to Sponsors a complete line of ancillary benefits.

PROVIDER NETWORKS

     The Company usually contracts with Providers to provide services simultaneously with the plan Sponsor's development of a membership base in a geographic area; however, some Providers are enlisted in expansion areas where there currently is little or no membership base. The Programs supplement the practices of Providers by enabling them to obtain additional patients who are Members while allowing Providers to retain their existing practices. Although Members generally pay fees and charges less than those of non-Member patients, Member patients can be an important source of incremental revenue to Providers. There can be no assurance that Providers will continue to participate in the Programs even if their participation results in an increase in revenues because the portion of their practices derived from the Programs may be less profitable than other aspects of their practices.

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

     Four major Sponsors accounted for 22%, 15%, 9% and 9% of total service revenues during the fiscal year ended December 31, 2000, 47% and 15% of total service revenues during the transition period ended December 31, 1999, and 48% and 14% of total service revenues in the fiscal year ended May 31, 1999. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of any of its agreements with Sponsors.

     To minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of December 31, 2000. The majority of the current groups are based in Arizona. The Company is currently having discussions with several brokers and insurance companies to acquire their insured vision books of business. These acquisitions would expand the Avesis Advantage Vision Program through the Southeast and Midwest and expand the distribution channel for future growth. The Company expects to earn revenue from the Avesis Advantage Dental Program during the second half of calendar 2001.

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

REGULATION

     Certain registration and licensing laws and regulations (including those applicable to third party administrators, reinsurers, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various aspects of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may impact the Company. The Company believes that it is in compliance with applicable laws and regulations as they are currently interpreted. However, there can be no assurance that changes in interpretation will not occur in the future or that existing laws and regulations will not be broadened. In that event, the Company could be required to register in various additional states and/or post substantial fidelity or surety bonds. Alternatively, the Company may be required to alter its services, modify its contractual arrangements with Sponsors, Providers and Members, be precluded from providing some or all of its services in some states, or be subject to substantial fines or penalties. Any or all of the foregoing consequences could materially adversely affect the Company.

EMPLOYEES

     As of March 12, 2001 and March 13, 2000, the Company had 39 full-time employees as compared to 47 full-time and 2 part-time employees as of August 2, 1999. The Company believes that its relationship with its employees is good. There are no employees represented by a union.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company maintains its executive offices at 3724 North Third Street, Suite 300, Phoenix, Arizona 85012, in space leased from an unaffiliated party. The property is covered by two lease agreements, one for approximately 3,200 square feet and one for approximately 6,700 square feet, for a total of approximately 9,900 square feet. The term of the leases run concurrently and will expire on September 30, 2002.

     Until October 1997, the Company maintained its executive offices at 100 West Clarendon, Suite 2300, Phoenix, Arizona 85013. The lease agreement covered approximately 13,300 usable square feet of space and was scheduled to expire on September 30, 2000. On October 29, 1996 the Company entered into an agreement to sublease approximately 9,090 usable square feet of space through October 1, 1997, and all 13,300 usable square feet thereafter, until the expiration of the Company's lease agreement. For the fiscal year ended May 31, 1999, rent expense related to the subleased premises was $169,426 and sublease rental income was $168,071. On February 24, 1999, the Company was released by the landlord from the lease agreement and by the lessee from the sub-lease agreement covering the

Company's former principal office. The write-off of unamortized broker's commissions and accrued rent that related to the lease for the Company's former principal office resulted in approximately $47,000 of miscellaneous income in the fiscal year ended May 31, 1999. The Company also maintains sales and administrative offices at 10324 S. Dolfield Road, Owings Mills, Maryland 21117 and at 5321 First Place NE, Washington, D.C. 20011. The DC office is used pursuant to a verbal agreement with the lessee that is terminable at will and is at no cost to the Company. The Company entered into a lease agreement on June 3, 1999 for approximately 1,500 usable square feet of space in Owings Mills, Maryland for a term of five years, which began November 1, 1999. The lease agreement is with KA Real Estate Associates, LLC, a related party owned by Messrs. Cohn and Blum, Jr., with the terms being no less favorable than an arm's length transaction. Until November 1999, the Company maintained a sales and administrative office at 11460 Cronridge Drive, Suite 118, Owings Mills, Maryland 21117. The former Maryland office was used pursuant to a verbal agreement with the lessee that was terminable at will and was available at no cost to the Company. The Company owns and leases various computer, data processing and other office equipment. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations. See Item 12 - "Certain Relationships and Related Transactions."

     On August 9, 2000, AbsoluteCare entered into a lease agreement for approximately 5,000 square feet at 2581 Piedmont Road, Suite A400, Atlanta, Georgia 30324, with an unrelated party. The lease term is for three years and began November 1, 2000. AbsoluteCare's first infectious disease center is located on the premises.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None submitted during fourth quarter.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock and its Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares") Shares are quoted in the over-the-counter market, except that the Company's Series 2 Shares were not quoted during the Transition Period and the fiscal year ended December 31, 2000. As of December 31, 2000, only 4,700 of the Series 2 Shares remain outstanding. Quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Series 2 Shares and Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during the fiscal year ended May 31, 1999. The following table also sets forth the high and low bid price for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for two periods during the Transition Period and for each quarterly period during the fiscal year ended December 31, 2000. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The Company's Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares") Shares were not quoted during the periods presented and quotes are currently not available pursuant to the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board.

                                                  Series 2 Shares               Common Stock
                                                -------------------        -----------------------
                                                Bid Quotation Range          Bid Quotation Range
                                                -------------------        -----------------------
                                                High           Low           High           Low
                                                ----           ---           ----           ---
FISCAL YEAR ENDED MAY 31, 1999
First Quarter ended Aug. 31, 1998               $1.25         $1.00        $0.21875       $0.21875
Second Quarter ended Nov. 30, 1998               2.75          1.25            0.29        0.21875
Third Quarter ended Feb. 28, 1999                2.75          2.75            0.30           0.29
Fourth Quarter ended May 31, 1999                2.75          2.75         0.46875           0.30

TRANSITION PERIOD ENDED DECEMBER 31, 1999
Four Months ended Sept. 30, 1999                                           $   0.50       $ 0.4375
Three Months ended Dec. 31, 1999                                             0.6875           0.39

FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter ended March 31, 2000                                         $   2.50       $   0.38
Second Quarter ended June 30, 2000                                            0.875           0.51
Third Quarter ended September 30, 2000                                         0.51           0.51
Fourth Quarter ended December 31, 2000                                        0.625            0.4

COMMON STOCK

     As of March 13, 2001, there were 7,621,047 shares of Common Stock outstanding held by approximately 160 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions may not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC, including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The acquisition was made pursuant to the Agreement by and between Southern States Eye Care, LLC, Philip E. Johnson, R. Whitman Lord, Larry Forth, Brent Layton, Michael McQuaig and Avesis Incorporated. The aggregate purchase price for the acquisition of $549,324, determined through arms-length negotiations between the parties, was $250,000, 350,000 shares of the Company's Common Stock and $36,842 of transaction related expenses. The issuance was exempt from registration under Regulation D.

CONVERSION OF PREFERRED STOCK TO COMMON STOCK

     Each share of the Company's Series A Preferred Stock is currently convertible at any time at the option of the holders of the Series A Preferred Stock into 10 shares of Common Stock of the Company. Each share of the Company's Series 2 Preferred Stock is currently convertible at any time at the option of the holders of the Series 2 Preferred Stock into 2.5 shares of Common Stock of the Company. The conversion ratios are subject to adjustment for stock splits and combinations, stock dividends, reclassifications, exchanges or substitutions relating to the Company's Common Stock, and any reorganization, merger, consolidation or sale of assets of the Company.

The following table provides information concerning the conversion of Series A Preferred Stock subsequent to the filing of the Company's Form 10-QSB for the quarter ended September 30, 2000.

                   Number of Shares of Series A Preferred   Number of Shares of
     Date             Stock Converted to Common Stock       Common Stock Issued
     ----             -------------------------------       -------------------
November 10, 2000                100                               1,000

The following table provides information concerning the conversion of Series 2 Preferred Stock.

                   Number of Shares of Series 2 Preferred   Number of Shares of
     Date             Stock Converted to Common Stock       Common Stock Issued
     ----             -------------------------------       -------------------
September 6, 2000                300                                 750

SELECTED FINANCIAL DATA

     The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB. The selected financial data for the fiscal year ended December 31, 2000, the Transition Period ended December 31, 1999 and each of the three fiscal years ending May 31, 1997 through 1999, have been derived from the Company's audited financial statements. The selected financial data are included herein as additional information.

                                                                             Fiscal Years Ended May 31,
                                Fiscal Year Ended     Transition     -----------------------------------------
                                December 31, 2000       Period          1999            1998           1997
                                -----------------     -----------    -----------    -----------    -----------
SELECTED OPERATING DATA:
Operating revenues                 $ 7,808,695        $ 5,614,154    $10,206,467    $ 8,336,631    $ 5,645,276
Operating expenses                   7,755,404          5,024,537      9,300,195      8,010,021      5,739,503
Net income (loss) (1)                  184,443          1,045,838      1,006,265        313,875       (190,265)
Net income (loss) per share of
Common Stock - Basic (2)                   .01                .13            .13            .06           (.13)

                                         As of December 31,                          As of May 31,
                                   ---------------------------       -----------------------------------------
                                      2000            1999              1999           1998           1997
                                   -----------     -----------       -----------    -----------    -----------
SELECTED BALANCE SHEET DATA:
Working capital                    $ 1,955,011     $ 2,198,148       $ 1,651,410    $   350,418    $   293,595
Current assets                       2,793,938       2,961,887         3,197,248      1,588,969      1,271,505
Total assets                         4,323,594       3,905,999         3,897,255      2,241,705      1,639,389

Current liabilities                    838,927         763,739         1,545,838      1,238,551        977,910
Long term obligations                      274          13,614            20,368         90,475         92,044
Total liabilities                      839,201         777,353         1,566,206      1,329,026      1,069,954
Total stockholders' equity           3,484,393       3,128,646         2,331,049        912,679        569,435

(1) Transition Period Net income includes the cumulative effect of a change in accounting method that increased income by $521,000 ($470,000 after taxes).

(2) After provision for preferred stock dividends as follows: $95,409 in 2000; $61,049 in the Transition Period; $107,936 in 1999; $63,270 in 1998; and
     $349,162 in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and Members enrolled in the Company's benefit programs, the relevance of the Company's historical performance, the expansion of the AbsoluteCare concept and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

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

     On March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The aggregate purchase price for the acquisition of $549,324, was $250,000, 350,000 shares of the Company's Common Stock and $36,842 of transaction related expenses. The Company used its existing cash to finance the purchase. The acquisition of SSEC broadens the Company's client base and increases the Company's vision provider network in Georgia, Alabama and North Carolina. The Company is using the acquired assets to continue SSEC's current lines of business, which the Company is operating out of its corporate headquarters in Phoenix, Arizona.

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

RESULTS OF OPERATIONS

     The following table details the Company's major revenue and expense categories for the year ended December 31, 2000 and the corresponding period from January 1, 1999 to December 31, 1999 (unaudited):

                                  Twelve Months Ended             Twelve Months Ended
                                   December 31, 2000         December 31, 1999 (unaudited)       Increase/(Decrease)
                               --------------------------     -------------------------      ------------------------
                                             % of Total                      % of Total
                                           Service Revenue                 Service Revenue                   % Change
                               ----------- ---------------    -----------  ---------------   -----------     --------
REVENUE:
Total Service Revenue          $ 7,808,695       100%         $ 9,957,445       100%         $(2,148,750)       (22%)
Vision & Hearing Program         5,693,485        73%           7,400,941        74%          (1,707,456)       (23%)
Vision Provider Fee                 89,127         1%             132,058         1%             (42,931)       (33%)
Dental Program                     559,193         7%             866,341         9%            (307,148)       (35%)
Buying Group Program             1,418,740        18%           1,548,544        16%            (129,804)        (8%)
AbsoluteCare, Inc.                  35,847         0%                  -0-                        35,847

EXPENSES:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.     5,289,352        68%           6,544,817        66%          (1,255,465)       (19%)
Operating Expenses -
AbsoluteCare, Inc.                 250,372         3%                  -0-                       250,372
General & Administrative         1,380,623        18%           1,145,508        12%             235,115         21%
Selling & Marketing                816,431        10%           1,094,075        11%            (277,644)       (25%)

Income from Operations
- AbsoluteCare, Inc.              (214,525)       (3%)                 -0-                      (214,525)
Income from Operations
- Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                 267,816         3%           1,176,045        12%            (908,229)       (77%)
Net Income                         184,443         2%           1,687,733        17%          (1,503,290)       (89%)

     Past and future revenues for all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. A substantial portion of the Company's Member base is derived from a limited number of Sponsors.

     The decrease in the Company's total service revenues during the year ended December 31, 2000 as compared to the corresponding period ended December 31, 1999 is principally due to a vision plan Sponsor that is not renewing the benefit for their Members upon their annual renewal but instead is providing a lesser benefit internally. As of December 31, 2000, the Company had approximately 30,000 Members from this Sponsor, as compared to approximately 192,000 Members as of December 31, 1999. During September 2000, the Company entered into a contract with this Sponsor to provide benefits to approximately 28,000 of their Members on an ongoing basis. The Company is anticipating the loss of the remaining 2,000 Members from this Sponsor as the participants renew their benefits during the upcoming year. The Company's vision and hearing revenue received from this Sponsor decreased by approximately $3,040,000 during the year ended December 31, 2000 as compared to the corresponding period ended December 31, 1999. Except for revenues from this Sponsor, the Company's vision and hearing revenues increased by approximately $1,332,000 during the year ended December 31, 2000 as compared to the twelve months ended December 31, 1999, of which approximately $1,096,000 was from former clients of SSEC.

     The Company had approximately 1,401,000 vision and 13,000 hearing Members as of December 31, 2000 compared to approximately 687,000 vision and 5,000 hearing Members as of December 31, 1999. The vision Member counts for December 31, 2000 include approximately 848,470 Members received through the transaction with SSEC. The vision and hearing revenue derived from the Sponsors from the SSEC transaction accounted for 14% of the Company's total service revenues for the year ended December 31, 2000. The revenue and profit expected to be derived per Member under SSEC's vision benefit program, in general, is less than the revenue and profit derived from the Sponsor that decreased its Membership, as described above, due to the provision of a different level of benefit. The decrease in vision and hearing revenue during the year ended December 31, 2000 as compared to the twelve months ended December 31, 1999 was the result of the vision plan Sponsor mentioned above, partially offset by the revenue derived from the former clients of SSEC. Two new Sponsors with approximately 17,000 and 81,000 Members were added during the last quarter of the year ended December 31, 2000. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue remained constant as a percentage of total service revenues from the twelve months ended December 31, 1999 to the year ended December 31, 2000.

     The Company had approximately 25,000 dental Members as of December 31, 2000, compared to approximately 73,000 dental Members as of December 31, 1999. The decline of the Company's Dental Program revenue and membership resulted from the loss of approximately 44,000 Members from three Sponsors who did not renew their contracts with the Company. There also have been reductions in Members from various Sponsors in the normal course of business.

     To minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of December 31, 2000. The Company has revised its projection concerning the timeframe in which it expects to derive its first revenues from the Avesis Advantage Dental Program from the fourth quarter of calendar 2000 to the second half of calendar 2001.

     The Company makes available to its vision Providers a buying group program that enables the Provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. The Company has not actively marketed its buying group program in the past. Due to the recent development of systems to better handle the transaction data from the eyeglass frame manufacturers, the Company has started to test market the buying group to Providers during the first quarter of 2001.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. The increase in Cost of Services as a percentage of total service revenues in the year ended December 31, 2000, as compared to the corresponding period ended December 31, 1999, resulted from an increase in claims experience as a percentage of revenue from the newly acquired accounts from SSEC, as mentioned above.

     General and Administrative expenses increased as a percentage of total service revenue during the year ended December 31, 2000 compared to the twelve months ended December 31, 1999 due to increases in depreciation and amortization related to the Company's new computer systems, amortization of goodwill created by the SSEC transaction, increases in payroll related to administrative functions and increases in the payments under the Company's Management Agreement and Investment Advisor Agreement, both with affiliated entities.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to a management consultant, National Health Enterprises (an affiliate). Selling and marketing expenses declined slightly as a percentage of total service revenue during the year ended December 31, 2000 as compared to the corresponding period ended December 31, 1999 due to the absence of sales commissions on the acquired SSEC accounts. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc."

     During the Transition Period the Company changed its methodology of accounting for cost of services provided in connection with the Company's vision program that resulted in a change in accounting. The change in method has been reflected as a change in accounting principle on the Company's Consolidated Statements of Earnings and increased earnings by $470,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by $585,205 during the year ended December 31, 2000 from $2,483,739 as of December 31, 1999 to $1,898,534 as of December 31, 2000. The decrease is primarily a result of the cash payment of $250,000 by the Company for the acquisition of the assets of Southern States Eye Care, LLC on March 24, 2000 and the capital expenditures related to the development of AbsoluteCare. Current cash on hand and cash provided from operations are expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company flexibility to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of December 31, 2000, the Company had $769,813 of Accounts Payable, compared to $679,649 as of December 31, 1999. The increase in Accounts Payable primarily relates to the opening of AbsoluteCare's pharmacy and medical office. Claims reserves of $273,364 as of December 31, 2000 and $489,814 as of December 31, 1999 are included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. As mentioned above, the Company changed its methodology of accounting for cost of services provided in connection with the Company's vision program during the transition period. The change of accounting method resulted in a decrease of claims reserves of $470,000. The Company believes this reserve is adequate based upon historical trends and its experience.

     The Company expects to pay dividends of approximately $46,000 on the Series A Shares to holders of record on May 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements appear commencing at page F-1 hereafter.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999
                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Avesis Incorporated:

We have audited the accompanying consolidated balance sheets of Avesis Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, Transition Period ended December 31, 1999 and the year ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, Transition Period ended December 31, 1999 and the year ended May 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, during the Transition Period the Company changed its method of accounting for the cost of services provided in connection with the vision program that resulted in a change in accounting.


                                         /s/ KPMG LLP

Phoenix, Arizona
March 9, 2001

                      AVESIS INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                     2000                 1999
                                                                                 ------------         ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $  1,898,534            2,483,739
  Accounts receivable, net                                                            478,517              301,048
  Inventory                                                                           114,973                   --
  Income taxes receivable                                                              27,141                   --
  Prepaid expenses and other                                                          274,773              177,100
                                                                                 ------------         ------------
       Total current assets                                                         2,793,938            2,961,887

Property and equipment, net                                                           666,713              511,604
Goodwill, net of accumulated amortization of $52,793                                  496,549                   --
Deposits and other assets                                                             366,394              432,508
                                                                                 ------------         ------------

       Total assets                                                              $  4,323,594            3,905,999
                                                                                 ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $    769,813              679,649
  Current installments of obligations under capital lease                              10,288               10,288
  Accrued expenses:
    Compensation                                                                       23,652               43,642
    Other                                                                              21,378               16,096
  Deferred income                                                                      13,796               14,064
                                                                                 ------------         ------------
       Total current liabilities                                                      838,927              763,739

  Obligations under capital lease, excluding current installments                         274               13,614
                                                                                 ------------         ------------
       Total liabilities                                                              839,201              777,353
                                                                                 ------------         ------------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A, $0.01 par value; authorized 12,000,000 shares;
    270,160 and 272,160 issued and outstanding at December 31, 2000
    and 1999, respectively (liquidation preference of $3.75 per share)                  2,702                2,722
  $10 Class A, nonvoting cumulative convertible preferred stock, Series 2,
    $.01 par value; authorized 1,000,000 shares; 4,700 and 5,000 shares issued and outstanding at December 31, 2000 and 1999 (liquidation preference of $10 per share) and $37,125 and $32,625 of dividends in arrears at $7.43 and $6.53 per share at December 31, 2000 and 1999,
    respectively; dividends accrue at $.225 per share each calendar quarter                47                   50
  Common stock of $.01 par value, authorized 30,000,000 shares; 7,621,047 and 7,250,297 shares issued and outstanding at December 31, 2000 and
    1999, respectively                                                                 76,210               72,503
  Additional paid-in capital                                                       10,524,176           10,265,360
  Accumulated deficit                                                              (7,118,742)          (7,211,989)
                                                                                 ------------         ------------
       Total stockholders' equity                                                   3,484,393            3,128,646
                                                                                 ------------         ------------
Commitments and contingencies (notes 4, 10, 11, 12, 13 and 16)
                                                                                 $  4,323,594            3,905,999
                                                                                 ============         ============

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                            TRANSITION
                                                                             YEAR ENDED    PERIOD ENDED     YEAR ENDED
                                                                            DECEMBER 31,    DECEMBER 31,      MAY 1,
                                                                                2000           1999            1999
                                                                            -----------     -----------    -----------
Service revenues:
  Administration fees                                                       $ 6,288,525       4,719,319      8,447,735
  Buying group                                                                1,418,740         816,420      1,607,000
  Provider fees                                                                  89,127          73,653        142,863
  Other                                                                          12,303           4,762          8,869
                                                                            -----------     -----------    -----------
       Total service revenues                                                 7,808,695       5,614,154     10,206,467
Cost of services                                                              5,404,285       3,740,468      7,131,269
                                                                            -----------     -----------    -----------
       Income from services                                                   2,404,410       1,873,686      3,075,198
General and administrative expenses                                           1,527,518         674,496      1,066,390
Selling and marketing expenses                                                  823,601         609,573      1,102,536
                                                                            -----------     -----------    -----------
       Income from operations                                                    53,291        589,617        906,272
                                                                            -----------     -----------    -----------
Non-operating income (expense):
  Interest income                                                               136,583          72,316         85,875
  Interest expense                                                               (1,394)         (1,838)        (3,960)
  Other                                                                           2,963           1,743         31,078
                                                                            -----------     -----------    -----------
       Total non-operating income                                               138,152          72,221        112,993
                                                                            -----------     -----------    -----------
       Income before income taxes and cumulative effect of
         change in accounting principle                                         191,443         661,838      1,019,265

Income taxes                                                                     (7,000)        (86,000)       (13,000)
                                                                            -----------     -----------    -----------
       Income before cumulative effect of change in accounting principle        184,443         575,838      1,006,265

Cumulative effect of change in accounting principle,
  net of income taxes of $51,000                                                     --         470,000             --
                                                                            -----------     -----------    -----------

       Net income                                                               184,443       1,045,838      1,006,265

Preferred stock dividends                                                       (95,409)        (61,049)      (107,936)
                                                                            -----------     -----------    -----------
       Net income available to common stockholders                          $    89,034        984,789        898,329
                                                                            ===========     ===========    ===========
Basic earnings per share:
  Income before cumulative effect of change in accounting principle         $      0.01            0.07           0.13
  Cumulative effect of change in accounting principle                                --            0.06             --
                                                                            -----------     -----------    -----------
       Net income                                                           $      0.01            0.13           0.13
                                                                            ===========     ===========    ===========
Diluted earnings per share:
     Income before cumulative effect of change in accounting principle      $      0.01            0.06           0.10
     Cumulative effect of change in accounting principle                             --            0.04             --
                                                                            -----------     -----------    -----------
     Net income                                                             $      0.01            0.10           0.10
                                                                            ===========     ===========    ===========
Weighted average common and equivalent shares outstanding - basic             7,534,420       7,334,719      6,788,944
                                                                            ===========     ===========    ===========
Weighted average common and equivalent shares outstanding - diluted           7,924,639      10,459,631      9,902,713
                                                                            ===========     ===========    ===========

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

     Year ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999

                                                PREFERRED STOCK                                                     TOTAL
                                             -------------------    COMMON      ADDITIONAL       ACCUMULATED    STOCKHOLDERS'
                                             SERIES A   SERIES 2     STOCK    PAID-IN CAPITAL      DEFICIT         EQUITY
                                             --------   --------     -----    ---------------      -------         ------
Balance, May 31, 1998                         $ 3,179     703        42,711       9,976,821       (9,110,735)       912,679

Repurchase of shares                             (167)    643)      (11,568)       (701,638)              --       (714,016)
Exercise of stock options                          --      --        38,420       1,072,601               --      1,111,021
Exercise of warrants                               --      --         4,000         113,636               --        117,636
Dividends declared, $.3375 per Class A,
 Senior nonvoting cumulative convertible
 preferred stock, stock, Series A                  --      --            --              --         (102,536)      (102,536)
Net income                                         --      --            --              --        1,006,265      1,006,265
                                              -------    ----       -------     -----------       ----------     ----------
Balance, May 31, 1999                           3,012      60        73,563      10,461,420       (8,207,006)     2,331,049

Repurchase of shares                             (290)    (10)       (1,060)       (196,060)              --       (197,420)
Dividends declared, $.16875 per Class A,
 Senior nonvoting cumulative convertible
 preferred stock, stock, Series A                  --      --            --              --          (50,821)       (50,821)
Net income                                         --      --            --              --        1,045,838      1,045,838
                                              -------    ----       -------     -----------       ----------     ----------
Balance, December 31, 1999                      2,722      50        72,503      10,265,360       (7,211,989)     3,128,646

Stock conversions                                 (20)     (3)          207            (184)              --             --
Stock issuances                                    --      --         3,500         259,000               --        262,500
Dividends declared, $.16875 per Class A,
 senior nonvoting cumulative convertible
 preferred stock, Series A                         --      --            --              --          (91,196)       (91,196)
Net income                                         --      --            --              --          184,443        184,443
                                              -------    ----       -------     -----------       ----------     ----------

Balance, December 31, 2000                    $ 2,702      47        76,210      10,524,176       (7,118,742)     3,484,393
                                              =======    ====       =======     ===========       ==========     ==========

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Year ended December 31, 2000, Transition
           Period ended December 31, 1999 and year ended May 31, 1999

                                                                                      TRANSITION
                                                                     YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                                    DECEMBER 31,     DECEMBER 31,        MAY 1,
                                                                        2000             1999             1999
                                                                    -----------       ----------       ----------
Cash flows from operating activities:
 Net income                                                         $   184,443        1,045,838        1,006,265
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                        224,407           86,333          124,538
   Cumulative effect of change in accounting principle                       --         (521,000)              --
   Provision for losses of accounts receivable                               --               --           14,884
   Loss on disposal of fixed assets                                          --               --           18,245
   Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                                (177,469)          39,957          124,019
    Inventory                                                          (114,973)              --               --
    Income tax receivable                                               (27,141)              --               --
    Prepaid expenses and other                                          (97,673)          79,801         (141,450)
    Deposits                                                             66,114         (198,589)           9,590
    Accounts payable                                                     90,164         (163,937)         258,421
    Deferred income                                                        (268)           1,862           (4,746)
    Accrued rent                                                             --               --          (92,827)
    Accrued expenses                                                    (14,708)         (48,203)          36,278
    Dividend payable                                                         --               --           50,821
                                                                    -----------       ----------       ----------
          Net cash provided by operating activities                     132,896          322,062        1,404,038
                                                                    -----------       ----------       ----------
Cash flows from investing activities:
 Purchases of property and equipment                                   (326,723)        (131,849)        (209,389)
 Payments for acquisition                                              (286,842)              --               --
 Proceeds from dispositions of property and equipment                        --               --            9,745
                                                                    -----------       ----------       ----------
          Net cash used in investing activities                        (613,565)        (131,849)        (199,644)
                                                                    -----------       ----------       ----------
Cash flows from financing activities:
 Payment of dividend on preferred stock                                 (91,196)        (101,642)        (102,536)
 Payments for repurchase of capital stock                                    --         (197,420)        (714,016)
 Proceeds from exercise of stock options and warrants                        --               --        1,228,657
 Principal payments under capital lease obligations                     (13,340)          (6,754)         (10,767)
                                                                    -----------       ----------       ----------
          Net cash provided by (used in) financing activities          (104,536)        (305,816)         401,338
                                                                    -----------       ----------       ----------

          Net increase (decrease) in cash and cash equivalents         (585,205)        (115,603)       1,605,732

Cash and cash equivalents, beginning of period                        2,483,739        2,599,342          993,610
                                                                    -----------       ----------       ----------
Cash and cash equivalents, end of period                            $ 1,898,534        2,483,739        2,599,342
                                                                    ===========       ==========       ==========
Supplemental disclosures of cash flow information:
 Cash paid for interest                                             $     2,963            1,740            3,960
                                                                    ===========       ==========       ==========

Supplemental disclosure of noncash investing and financing activities:
  During 2000, 350,000 shares of common stock valued at $262,500 were issued in connection with an acquisition.

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS AND CONSOLIDATION POLICY

          Avesis Incorporated, a Delaware Corporation, and its wholly-owned subsidiaries, Avesis of Washington, D.C., a District of Columbia Corporation, Avesis Reinsurance Incorporated, an Arizona Corporation, Avesis of New York, Inc., a New York Corporation, Avesis Third Party Administrators, Inc., an Arizona Corporation, and AbsoluteCare, Inc., a Delaware Corporation (collectively, the Company), markets and administers vision, hearing, dental and chiropractic programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists, dentists and chiropractors (providers). The Company also makes available to its vision providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a provider could negotiate individually, due to the large volume of purchases of the buying group. The Company receives a fee for its services which varies according to the volume of activity. The Company incorporated Avesis Reinsurance Incorporated in October 1999, to enable the Company to insure risks as a life and disability reinsurer, thereby maximizing the potential revenues and earnings related to its Programs. The Company incorporated AbsoluteCare, Inc. (AbsoluteCare) in July 2000 to create infectious disease centers, with a current concentration on HIV/AIDS treatment, on a national basis. AbsoluteCare opened a clinic in Atlanta, Georgia in November 2000. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          On March 24, 2000, the Company purchased Southern States Eye Care, LLC for an aggregate purchase price of $549,342, including transaction related costs of $36,842. The total purchase price for the acquisition comprised $250,000 cash and the issuance of 350,000 shares of common stock valued at $0.75 per share based on prices quoted by stock exchange. The acquisition was accounted for under the purchase method. There were no tangible assets or liabilities acquired in this purchase. As such, the entire purchase price was treated as goodwill and is being amortized over eight years on a straight-line basis. The amortization period of the goodwill is based upon the Company's past client experience.

     (b)  CHANGE IN FISCAL YEAR END

          During 1999, the Company changed its year-end from May 31 to December
          31. Accordingly, the Company began a new 12-month fiscal year on January 1, 2000. The seven-month period resulting from this change, June 1, 1999 through December 31, 1999, is referred herein as the "Transition Period".

                                      F-6
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


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

     (f)  INVENTORY

          Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (g)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Software is amortized over the estimated useful life of five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the respective assets, generally three years.

     (h)  GOODWILL

          Goodwill, which represents the excess of purchase price over fair value of net tangible assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                                      F-7
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     (i)  REVENUE RECOGNITION

          Administrative fee revenue is recognized on the accrual basis during the month that the member is entitled to use the benefit. Substantially all administrative fee revenue is received in the month the member is entitled to use the benefit. Any amounts received in advance are recorded as deferred income and recognized ratably over the membership period. Buying group revenue is recognized in the month the merchandise is shipped to the provider. Provider fee revenue, based on member utilization, is recognized when the service is performed.

     (j)  DEFERRED REVENUE

          Deferred revenue represents cash received on membership fees received from sponsors in advance of services being rendered, as allowed under fee agreements.

     (k)  EARNINGS PER SHARE

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

     (l)  INCOME TAXES

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

     (m)  STOCK OPTION PLAN AND WARRANTS

          All stock options and warrants are granted at the fair market value or greater of the underlying securities on the date of grant. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

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

                                      F-8
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     (o)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents approximated fair value because their maturity is generally less than three months. The fair value of accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

     (p)  COMPREHENSIVE INCOME

          On June 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and does not affect the Company's consolidated financial statements for the year ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999.

     (q)  SEGMENT REPORTING

          The Company has two operating business segments, one which markets and administers vision, hearing, dental and chiropractic programs and one which operates an infectious disease clinic.

     (r)  RECLASSIFICATION

          Certain reclassifications have been made in the May 31, 1999 consolidated statement of cash flows to conform to the Transition Period's presentation.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of:

                                                          2000           1999
                                                       ----------    ----------
     Trade accounts receivable                         $  502,877       329,309
     Less allowance for doubtful accounts                 (24,360)      (28,261)
                                                       ----------    ----------

                                                       $  478,517       301,048
                                                       ==========    ==========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of:
                                                          2000           1999
                                                       ----------    ----------
     Furniture and fixtures                            $  292,240       267,946
     Leasehold improvements                               132,663         1,221
     Equipment                                            620,333       837,125
     Software                                             522,764       469,186
                                                       ----------    ----------

                                                        1,568,000     1,575,478
     Less accumulated depreciation and amortization      (901,287)   (1,063,874)
                                                       ----------    ----------

                                                       $  666,713       511,604
                                                       ==========    ==========

                                      F-9
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(4)  LEASES

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, (a related party) for office space in Owings Mills, Maryland. This lease expires in November 2004. The Company paid $23,393 and $3,060 in rent and related expenses during the year ended December 31, 2000 and the Transition Period, respectively.

     The Company leases office space and equipment under non-cancelable operating leases. For the years ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999, rent expense for all operating leases was $221,137, $136,594 and $185,785, respectively. For the year ended May 31, 1999, sublease rent expenses were $169,426 and sublease rental income was $168,071.

     The Company is obligated under one capital lease for telephone equipment that expires in October 2001. As of December 31, 2000, the gross amount of equipment and accumulated depreciation recorded under this capital lease was $48,002 and $31,201, respectively. As of December 31, 1999, the gross amount of equipment and accumulated depreciation recorded under this capital lease was $48,002 and $21,600, respectively.

     Future minimum lease payments for capital lease payments and operating leases are as follows:

                                                           CAPITAL     OPERATING
                                                            LEASE       LEASES
                                                           --------    --------
     Years ending December 31:
       2001                                                $ 11,048    $243,150
       2002                                                      --     209,743
       2003                                                      --     101,869
       2004                                                      --      32,612
       2005                                                      --      12,228
       Thereafter                                                --          --
                                                           --------    --------

           Total future minimum lease payments               11,048    $599,602
                                                                       ========

Less amount representing interest (at 10.4%)                   (486)
                                                           --------

Present value of net minimum lease payments                  10,562

Less current installments of obligations under
  capital lease                                             (10,288)
                                                           --------
Obligations under capital lease, excluding
  current installments                                     $    274
                                                           ========

(5)  INCOME TAXES

     For the year ended December 31, 2000, the Transition Period and year ended May 31, 1999, income tax expense amounted to $7,000, $86,000 and $13,000, respectively.

                                      F-10
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     Components of income tax expense for the year ended December 31, 2000, the Transition Period ended December 31, 1999 and year ended May 31, 1999 include:

                                         CURRENT         DEFERRED         TOTAL
                                         -------         -------         -------
     December 31, 2000:
      Federal                            $    --              --              --
      State                                7,000              --           7,000
                                         -------         -------         -------

                                         $ 7,000              --           7,000
                                         =======         =======         =======
     December 31, 1999:
      Federal                            $ 4,246              --           4,246
      State                               81,754              --          81,754
                                         -------         -------         -------

                                         $86,000              --          86,000
                                         =======         =======         =======
     May 31, 1999:
      Federal                            $13,000              --          13,000
      State                                   --              --              --
                                         -------         -------         -------

                                         $13,000              --          13,000
                                         =======         =======         =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences for the year ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999 are as follows:

                                                                          TRANSITION
                                                         YEAR ENDED       PERIOD ENDED       YEAR ENDED
                                                         DECEMBER 31,     DECEMBER 31,         MAY 31,
                                                            2000              1999              1999
                                                          --------          --------          --------
     Computed "expected" federal income tax expense       $ 65,091           225,025           346,550
     Change in valuation allowance                         (38,791)         (261,710)         (350,117)
     State taxes                                             5,489           116,290                --
     AMT credit carryforward                               (16,685)               --                --
     Other                                                  (8,104)            6,395            16,567
                                                          --------          --------          --------

                                                          $  7,000            86,000            13,000
                                                          ========          ========          ========

                                      F-11
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                   DECEMBER 31,     DECEMBER 31,
                                                      2000              1999
                                                   -----------      -----------
     Deferred tax assets:
       Net operating loss carryforwards (NOL)      $ 1,920,319        1,952,633
       Accrued expenses and other                       64,661           42,650
       Property and equipment                          (58,796)         (30,308)
       Valuation allowance                          (1,926,184)      (1,964,975)
                                                   -----------      -----------

               Net deferred tax liability          $        --               --
                                                   ===========      ===========

     Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the year ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999 was a decrease of 38,791, an increase of $134,312 and an increase of $290,868, respectively. The Transition Period change in valuation allowance is the net effect of a $332,655 increase from a change in tax rate, a current year benefit of $261,710 resulting from utilization of federal NOLs and the effect of the cumulative change in accounting principle of $205,257.

     The Company's federal NOLs of approximately $5,647,996 expire between 2004 and 2013.

(6)  COMMON STOCK

     During 2000, 2,000 shares of Series A preferred stock were converted into 20,000 shares of common stock at a conversion ratio of 10 shares of common stock to one share of preferred stock. Additionally, 300 shares of Series 2 preferred stock were converted into 750 shares of common stock.

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

                                      F-12
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(7)    EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the year ended December 31, 2000, the Transition Period ended December 31, 1999 and year ended May 31, 1999 follows:

                                                                                      TRANSITION
                                                                   YEAR ENDED        PERIOD ENDED        YEAR ENDED
                                                                   DECEMBER 31,      DECEMBER 31,          MAY 31,
                                                                      2000               1999               1999
                                                                   -----------        -----------        -----------
     Income before cumulative effect of change in
       accounting principle                                        $   184,443            575,838          1,006,265
     Less: preferred stock dividends                                   (95,409)           (61,049)          (107,936)
                                                                   -----------        -----------        -----------
     Income before cumulative effect of change in
       accounting principle available to common stockholders       $    89,034            514,789            898,329
                                                                   ===========        ===========        ===========

     Basic EPS - weighted average shares outstanding                 7,534,420          7,334,719          6,788,944
                                                                   ===========        ===========        ===========
     Basic earnings per share - before cumulative
       effect of change in accounting principle                    $      0.01               0.07               0.13
                                                                   ===========        ===========        ===========

     Basic EPS - weighted average shares outstanding               $ 7,534,420          7,334,719          6,788,944

     Effect of diluted securities:
       Convertible debentures                                               --                 --                 --
       Convertible preferred stock                                          --          2,976,927          3,113,769
       Employee stock options                                          390,219            147,985                 --
                                                                   -----------        -----------        -----------
     Dilutive EPS - weighted average shares outstanding              7,924,639         10,459,631          9,902,713
     Net earnings                                                       89,034            575,838          1,006,265
                                                                   -----------        -----------        -----------

     Diluted earnings per share                                    $      0.01               0.06               0.10
                                                                   ===========        ===========        ===========

(8)  STOCK OPTION PLANS AND WARRANTS

     In 1993 the Company adopted a stock option plan (the "Plan"). The stock option plan sets aside 900,000 shares of common stock (including incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the dates of grant. At December 31, 2000, there were 265,000 incentive options outstanding under this plan (of which 195,002 were exercisable at prices ranging from $0.48 to $0.85 per share) and 120,000 non-qualified options outstanding under this plan (of which 110,000 were exercisable at prices ranging from $0.40 to $1.00 per share). At December 31, 1999, there were 220,000 incentive options outstanding under this plan (of which 173,324 were exercisable at $0.48) and 120,000 non-qualified options outstanding under this plan (of which 110,000 were exercisable at prices ranging from $.40 to $1.00 per share). At May 31, 1999, there were 170,000 incentive options outstanding under this plan (of which 113,333 were exercisable at $0.48) and 110,000 nonqualified options outstanding under this plan exercisable at prices ranging from $.40 -$1.00 per share.

                                      F-13
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


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

     A summary of stock option activity for the year ended December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999 follows:

                                                                    PRICE PER
                                                      OPTIONS        OPTION
                                                     ----------   -------------
     Balance outstanding, May 31, 1998                4,890,000
     Options granted                                         --
     Options exercised                                3,842,000    $0.26 - 0.31
     Options canceled                                    10,000    $       0.48
                                                     ----------
     Balance outstanding, May 31, 1999                1,038,000
     Options granted                                     60,000    $0.48 - 0.60
     Options exercised                                       --
     Options canceled                                        --
                                                     ----------
     Balance outstanding, December 31, 1999           1,098,000
     Options granted                                     45,000    $0.51 - 0.85
     Options exercised                                       --
     Options canceled                                        --
                                                     ----------

     Balance outstanding, December 31, 2000           1,143,000
                                                     ==========

     As of December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999, options to purchase 1,063,002, 1,041,334 and 981,333 shares, respectively, at prices ranging from $.40 to $1.00 were exercisable.

                                      F-14
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     A summary of stock options for common stock granted at December 31, 2000 follows:

                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
  -----------------------------------------------------   ----------------------
                   NUMBER        WEIGHTED                   NUMBER
                 OUTSTANDING      AVERAGE      WEIGHTED   EXERCISABLE   WEIGHTED
  RANGE OF           AT         REMAINING      AVERAGE        AT         AVERAGE
  EXERCISE       DECEMBER 31,   CONTRACTUAL    EXERCISE   DECEMBER 31,  EXERCISE
   PRICE            2000           LIFE         PRICE        2000         PRICE
   -----            ----           ----         -----        ----         -----
   $0.40            100,000        2.3         $  0.40       100,000     $  0.40
   $0.48            978,000        3.3         $  0.48       938,000     $  0.48
$0.51 - $1.00        65,000        8.9         $  0.65        25,002     $  0.65
                 ----------                    -------     ---------     -------

$0.40 - $1.00     1,143,000                    $  0.48     1,063,002     $  0.48
                 ==========                    =======     =========     =======

     The weighted average fair value at date of grant for options granted during the year ended December 31, 2000 and the Transition Period was $0.30 and $0.18, respectively. There were no options granted during the year ended December 31, 2000 and May 31, 1999. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                        DECEMBER 31,    DECEMBER 31,    MAY 31,
                                           2000            1999          1999
                                           -----          -----          -----
     Dividend yield                           0%             0%             0%
     Expected volatility                  71.45%         54.10%         54.92%
     Risk-free interest rate               5.56%          6.28%          8.00%
     Forfeiture rate                          0              0              0
     Expected term in years                   6              6              6

                                      F-15
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    TRANSITION
                                   YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                  DECEMBER 31,     DECEMBER 31,        MAY 31,
                                      2000             1999             1999
                                    --------        ---------         ---------
     Net income:
         As reported                $184,443        1,045,838         1,006,265
         Pro forma                   179,450        1,042,271         1,003,622

     Earnings per share:
         Basic:
           As reported                   .01              .13               .13
           Pro forma                     .01              .13               .13

     Diluted:
         As reported                     .01              .10               .10
         Pro forma                       .01              .10               .10


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

(9)  PREFERRED STOCK

     The Company has authorized 12,000,000 shares of $10 Class A, Nonvoting Cumulative Convertible Preferred Stock, Series 2 (the Series 2 Shares) with a par value of $.01 per share and quarterly dividends at the fixed annual rate of $.90 per share. The Series 2 Shares are convertible at the option of the holder into common stock of the Company at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference which entitles holders to receive, out of the assets of the Company, $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock. As of December 31, 2000 and 1999, there were 4,700 and 5,000 Series 2 Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of 9% of the face value of $10.00 ($0.90 per share). As of December 31, 2000 and 1999, dividend arrearages on the Series 2 Shares were $7.425 per share and $6.525 per share, respectively, or $34,898 and $32,625, respectively.

                                      F-16
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


     As of December 31, 2000 and 1999, there were 270,160 and 272,160, respectively, Series A Shares outstanding, with each share entitled to receive a cumulative dividend at an annual rate of $0.3375 per share paid semi-annually. The Series A Share dividends shall accrue through the last day of each semi-annual period and shall be payable to holders of record on the last day of such semi-annual period.

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

(10) CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the Midwest, Texas, the Southwest states, Southeastern states, and the D.C. metropolitan area. For the year ended December 31, 2000, four major customers provided 22%, 15%, 9% and 9% of total service revenues. For the Transition Period and year ended May 31, 1999, two major customers provided 47% and 15% and 48% and 14% of total service revenues, respectively.

(11) LONG-TERM MANAGEMENT AND MARKETING AGREEMENT

     In March 1993, the Company entered into a Long-Term Management Agreement with NHE, which provides for NHE to manage all aspects of the Company's business. The initial term of the agreement was five years and was renewable. NHE also received options to purchase up to 4,400,000 shares of the Company's common stock. In December 1997, the Company renewed this agreement for a term of five years with payments of $250,000 per year due to NHE. In May 1999, the Company increased the payments, effective June 1999, to $300,000 per year. For the year ended December 31, 2000 and the Transition Period, payments of $300,000 and $175,000, respectively, were made under this agreement.

     Additionally, the Company entered into a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. For the year ended December 31, 2000, the Transition Period and year ended May 31, 1999, the Company paid approximately $149,184, $155,167 and $310,000, respectively, to NHE under the terms of this agreement.

                                      F-17
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(12) RELATED PARTY TRANSACTIONS

     The Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $12,000 of computer lease charges for the year ended December 31, 2000. The Company paid $7,000 of computer lease charges for the Transition Period and $12,000 of computer lease charges for the year ended May 31, 1999.

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

     RCI provided substantial ongoing financial management and other services to the Company at no charge through May 1999. In May 1999, the Company's Board of Directors approved a cash payment to RCI at an annual rate of $30,000 to commence in June 1999. For the year ended December 31, 2000, and the Transition Period, payments of $44,906 and $17,500, respectively, were made under this agreement. Effective November 6, 1999, the investment banking agreement was assigned to RCI's parent company, Richter Investment Corp., and modified so as to delete any functions, and any attendant compensation, providable only by broker-dealers. In the opinion of management, the terms of the Company's arrangements with RCI, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

     During the year ended December 31, 2000 and the Transition Period, the Company made payments of $23,393 and $3,060 to KA Real Estate Associates for a lease of office space.

                                      F-18
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(13) EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. For the year ended December 31, 2000, the Transition Period and year ended May 31, 1999, the Company did not contribute to the plan.

(14) INDUSTRY SEGMENTS

     During 2000, the Company began operating in two reportable business segments, the marketing and administration of vision, hearing, dental and chiropractic services and the operation of an infectious disease clinic. The two segments have infrastructures that offer different products and services. The accounting policies of the reportable segments are the same as those described in note 1. The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes and nonrecurring items. There were no intersegment sales or transfers.

     Summarized financial information concerning the Company's reportable segments is shown below:

                                                VISION, HEARING,
                                                  DENTAL, AND        INFECTIOUS
                                                 CHIROPRACTIC          DISEASE
     2000                                          SERVICES            CLINIC
                                                  ----------           ------
     Revenues                                     $7,772,848           35,847
     Segment profit (loss)                           405,970         (214,527)
     Total assets                                  3,907,907          415,687
     Depreciation and amortization                   212,766           11,641

(15) ACQUISITION OF SOUTHERN STATES EYE CARE, LLC

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Southern States Eye Care, LLC had occurred June 1, 1999, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.

                                         YEAR ENDED      TRANSITION PERIOD ENDED
                                      DECEMBER 31, 2000     DECEMBER 31, 1999
                                      -----------------     -----------------
     Total revenues                      $8,140,173              6,446,912
     Net income                             290,159              1,129,144
     Basic earnings per common share           0.03                   0.14

                                      F-19
                                                                     (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

          December 31, 2000, Transition Period ended December 31, 1999 and year ended May 31, 1999


(16) COMMITMENTS AND CONTINGENCIES

     During the Transition Period, the Company established two letters of credit totaling $200,000 at December 31, 1999. The letters of credit are included in Deposits and other assets on the balance sheet and relate to Avesis Reinsurance, Inc. and the Avesis Advantage Vision Plan.

     The Company had available a revolving line of credit for an amount not to exceed $100,000, which expires October 2001. The line of credit bears interest at the bank's National Association Base rate plus 1%. As of December 31, 2000, the Company had not drawn on this line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names of the directors and executive officers of the Company and certain biographical information (as of March 13, 2001) relating to them.


Name                     Age                  Position(s) with Company
----                     ---                  ------------------------
William R. Cohen          69      Co-Chairman and Director

William L. Richter        58      Co-Chairman and Director

Kenneth L. Blum, Sr.      74      Director, Former Acting President and CEO from
                                  September 1996 to May 1998

Gerald L. Cohen           56      Director

Brent D. Layton           33      Director

Alan S. Cohn              45      President, CEO and Director

Kenneth L. Blum, Jr.      37      Director
                                  Corporate Secretary

Shannon R. Barnett        32      Controller

Joel H. Alperstein        32      Treasurer, Chief Financial Officer

     William R. Cohen, 69, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the Chairman of Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company, and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

     William L. Richter, 58, Co-Chairman of the Board, has been a Director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp., a merchant banking firm, (or its predecessor organization) for the past eleven years and has been a Senior Managing Director of Cerberus Capital Management, L.P., an asset management organization (or its predecessor organizations) since their founding in late 1992. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchiser of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

     Kenneth L. Blum, Sr., 74, has served as a Director of the Company since August 1993. Mr. Blum was acting President and Chief Executive Officer of the Company from September 1996 to May 1998. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchiser, since June 1993, President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB Leasing, Inc., an automobile wholesaler, since its inception during 1998. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

     Gerald L. Cohen, 56, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen is not related to William R. Cohen.

     Brent D. Layton, 33, became a Director of the Company as of April 2000. Mr. Layton has been the President of Layton & Associates, Inc., a Health Care Consulting Firm, since 1995, and has been a consultant to the Company since September 1999. Most recently he was the General Manager of SouthernStates Eye Care and has been an owner of five different IPAs. He served as a Deputy Insurance Commissioner in Georgia from 1991 to 1995.

     Alan S. Cohn, 45, became the President and CEO of the Company as of June 1998 and a Director of the Company as of August 1998. Mr. Cohn is providing management services on behalf of the Company through an arrangement with NHE. Mr. Cohn has been a management consultant for NHE and KAB, Inc. since 1993 and 1990, respectively. Since 1990, Mr. Cohn has been a principal or management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; Rent-A-Wreck of America, Inc., an automobile franchiser; Allscripts, Inc., formerly Physician Dispensing Systems, Inc., a pharmaceutical dispensing company; Lawphone, Inc., a prepaid legal fee company; and Mail-Rx, a mail-order prescription drug company. Mr. Cohn is the son-in-law of Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors.

     Kenneth L. Blum, Jr., 37, became the Corporate Secretary of the Company as of November 2000 and has been a Director of the Company since August 1998. Mr. Blum is the President, Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President and Secretary of Rent-A-Wreck of America, Inc., an automobile rental franchiser, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors, is the father of Kenneth L. Blum, Jr. See "Management Services Agreement."

     Shannon R. Barnett, 32, has been the Controller of the Company (Principal Accounting Officer) since August 1996 and was a Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until November 1995 and Staff Accountant of General Atlantic Resources, Inc., an oil and gas company, from November 1992 until June 1994.

     Joel H. Alperstein, 32, has been the Treasurer of the Company since December 1997, the Chief Financial Officer of the Company since December 1999 and the Director of Finance of the Company from January 1997 until December 1999. Mr. Alperstein has been a management consultant to American Business Information Systems, Inc., a high-volume laser printing company, since March 1999 and Rent-A-Wreck of America, Inc., an automobile franchiser, since December 1999. Mr. Alperstein was a self-employed financial consultant from September 1996 until December 1996. Mr. Alperstein was a Manager at Stout, Causey & Horning, P.A., a full service public accounting firm, from September 1992 until August 1996, and a Senior Accountant at Arthur Andersen, LLP, from July 1990 until September 1992. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2000. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the year ended December 31, 2000, the transition period ended December 31, 1999 and the year ended May 31, 1999. No executive officer that was serving as an executive officer during the year ended December 31, 2000 received salary and bonus that aggregated at least $100,000 for services rendered to the Company.

                                                                               Long Term Compensation
                                                 Annual Compensation   --------------------------------------
                                                 -------------------                  Awards
                                                                       --------------------------------------
Name and Principal Position          Year             Salary ($)       Securities Underlying Options/SARs (#)
---------------------------          ----             ----------       --------------------------------------
Alan S. Cohn, CEO (1)                2000                 $0                             --
                              Transition Period           $0                             --
                                     1999                 $0                             --

(1) Mr. Cohn is compensated through the Management Agreement with National Health Enterprises, Inc.

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

     On April 5, 2000, the Board of Directors voted to compensate all outside Directors $5,000 for their service to the Company during calendar year 1999. For purposes of this vote, outside Directors were defined as Directors not otherwise receiving compensation from the Company, including through any consulting arrangement. All of the outside Directors, except Mr. Oolie, waived receipt of the payment and no payment to present outside Directors was made. Mr. Oolie retired from the Company's Board of Directors during April 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 23, 2001 there were 7,621,047 shares of Common Stock, 4,700 Series 2 Shares and 270,160 Series A Shares outstanding. The table below sets forth as of March 13, 2001, certain information regarding the shares of Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. None of the directors or executive officers owns any Series 2 Shares.

                                                        Common issuable upon conversion or exercise of:(1)
                                                        ---------------------------------------------------
                                                                       % of                 Total Common
                                                        Series A     Series A               Beneficially      Percent of
                                 Common       % of      Preferred    Preferred                Owned (1)       Common (2)
Name and Address                  Stock       Common      Stock        Stock    Options    (fully diluted)  (fully diluted)
----------------                  -----       ------      -----        -----    -------    ---------------  ---------------
Gerald L. Cohen*                 253,359        3.3       20,292        7.5          --        456,279            5.8

William R. Cohen*                161,117(3)     2.1       10,552        3.9          --        266,637            3.5

William L. Richter             1,194,620(4)    15.7       50,099       18.5          --      1,695,610(4)        20.9
C/o Richter Investment Corp.
450 Park Ave., 28th Floor
New York, NY 10022

Kenneth L. Blum, Sr              140,000(5)     1.8        2,000        0.7          --        160,000            2.1
17133 Ericarose Street
W. Boca Raton, FL 33496

Kenneth L. Blum, Jr            1,814,750       23.8           --         --          --      1,814,750           23.8
10324 S. Dolfield Rd
Owings Mills, MD 21117

Alan S. Cohn                   1,804,750       23.7           --         --          --      1,804,750           23.7
10324 S. Dolfield Rd
Owings Mills, MD 21117

Brent D. Layton                   46,376        0.6%          --         --          --         46,376            0.6
3600 Dallas Highway, N.W
Suite 230-393
Marietta, GA 30064

Sam Oolie                        220,021(6)     2.9       24,023        8.9     100,000        560,251            7.0
Oolie Enterprises
11 Industrial Avenue
Upper Saddle River, NJ 07458

All directors and              5,414,972(3)    71.1       82,943       30.7     200,000      6,444,402           74.5
Executive officers as
a group (9 persons)

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

(3) Includes 6.67% of the 6,337 shares of common stock and 19,412 shares of Series A Preferred stock held by an affiliated corporation, with respect to which William R. Cohen owns 6.67% of the outstanding stock.

(4) Includes 462,500 shares of Common Stock and shares of Common Stock issuable upon conversion of 30,713 shares of Series A indirectly owned via an affiliated corporation, Richter Investment Corp. ("RIC"), which thereby beneficially owns in its own name 769,630 shares or 9.7% of the Company's Common Stock. Also includes shares of Common Stock issuable upon conversion of 2,500 shares of Series A Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

(5)  Mr. Blum's spouse holds the shares.

(6) Includes 20% of the 6,337 shares of common stock and 19,412 shares of Series A Preferred stock held by an affiliated corporation, with respect to which Mr. Oolie owns 20% of the outstanding stock. Also includes 8,679 shares owned by Mr. Oolie's wife, as to which Mr. Oolie disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH NATIONAL HEALTH ENTERPRISES, INC.

     MANAGEMENT AGREEMENT. On December 12, 1997 the Company's Board of Directors agreed to extend the term of the Company's Management Agreement with NHE to March 18, 2003. Also, effective March 18, 1998, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by $50,000 per year to $250,000 per year. On May 3, 1999, the Company's Board of Directors agreed to increase the cash compensation paid to NHE under the Management Agreement by an additional $50,000 per year to $300,000 per year. Messrs. Blum Sr., Blum Jr. and Cohn abstained from voting because of their relationship with National Health Enterprises. The later increase became effective as of June 1, 1999.

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

     MARKETING AGREEMENT. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. During the year ended December 31, 2000, the Transition Period and year ended May 31, 1999, the Company paid approximately $149,000, $155,200 and $310,000, respectively, to NHE under the Marketing Agreement. For the year ended December 31, 2000, the Transition Period and year ended May 31, 1999, the Company paid approximately $13,700, $10,000 and $13,400, respectively, in reimbursable marketing expenses to NHE under the Marketing Agreement.

REAL ESTATE LEASE

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, for office space in Owings Mills, Maryland. KA Real Estate Associates, LLC is owned by Messrs. Cohn and Blum, Jr. The Company paid $23,393 in rent & related expenses during the year ended December 31, 2000 and $3,060 in rent & related expenses during the Transition Period. See Item 2 - "Description of Properties."

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

     During the year ended December 31, 2000, Richter Investment Corp. received a fee of $14,906 under the Investment Banking Agreement for services rendered related to the Southern States Eye Care, LLC asset acquisition.

SOFTWARE DEVELOPMENT SERVICES

     During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company did not pay any development fees related to the software during the year ended December 31, 2000, the Transition period and the year ended May 31, 1999. Additionally, the Company has contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $12,000 of computer lease charges for the year ended December 31, 2000, $7,000 of computer lease charges for the Transition period and $12,000 of computer lease charges for the year ended May 31, 1999. The Company terminated its computer system lease agreement with NCS as of January 31, 2001. Kenneth L. Blum, Jr., a Director, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the former Acting President and CEO, and a Director of the Company.

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

                                        AVESIS INCORPORATED

Date April 5, 2001                      By: /s/ Alan S. Cohn
     --------------                        ------------------------------------
                                            Alan S. Cohn
                                            President and CEO (Principal
                                            Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date
---------                             -----                            ----

/s/ Alan S. Cohn             President, CEO (Principal             April 5, 2001
------------------------     Executive Officer) and Director
Alan S. Cohn


/s/ Joel H. Alperstein       Treasurer and                         April 5, 2001
------------------------     Chief Financial Officer
Joel H. Alperstein           (Principal Financial Officer)


/s/ Shannon R. Barnett       Controller                            April 5, 2001
-----------------------      (Principal Accounting Officer)
Shannon R. Barnett


/s/ William R. Cohen         Co-Chairman of the                    April 5, 2001
----------------------       Board of Directors
William R. Cohen

/s/ William L. Richter       Co-Chairman of the                    April 5, 2001
------------------------     Board of Directors
William L. Richter

/s/ Kenneth L. Blum, Sr.     Director                              April 5, 2001
------------------------
Kenneth L. Blum, Sr.

/s/ Kenneth L. Blum, Jr.     Corporate Secretary and               April 5, 2001
------------------------     Director
Kenneth L. Blum, Jr.

/s/ Gerald L. Cohen          Director                              April 5, 2001
----------------------
Gerald L. Cohen

/s/ Brent D. Layton          Director                              April 5, 2001
-----------------------
Brent D. Layton

                               AVESIS INCORPORATED
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT NO.         EXHIBIT                                     INCORPORATED BY REFERENCE FROM THE:
-----------         -------                                     -----------------------------------
    3.1        Amended and Restated Certificate of              Company's Registration Statement on Form
               Incorporation of the Company, as amended         S-1 (File No. 33-17217) filed January
                                                                12, 1988, and declared effective January 12, 1988.

    3.2        Bylaws of the Company                            Company's Registration Statement on Form
                                                                S-18 (File No. 33-6366-LA) filed July
                                                                11, 1986 and declared effective July 14, 1986.

    3.3        Amendments to Bylaws adopted December 6,         Company's Annual Report on Form 10-K for
               1991                                             the year ended May 31, 1992 (File No. 1-9758).

    3.4        Amendments to Bylaws adopted February            Company's Report on Form 10-KSB for the
               15, 2000                                         transition period ended December 31, 1999
                                                                (File No. 0-15304)

    3.5        Certificate of Amendment of the                  Company's Report on Form 10-QSB for the
               Certificate of Incorporation of the              quarter ended June 30, 2000 (File No. 0-15304)
               Company

    4.1        Statement of Designations, Preferences,          Company's Registration Statement on Form
               Privileges, Voting Powers, Restrictions,         S-l filed May 17, 1989 (File No. 33-28756).
               Qualifications and Rights of the Series
               2 Preferred

    4.2        Specimen Certificate representing $.0l           Company's Registration Statement on Form
               par value Common Stock                           S-18 (File No. 33-6366-LA) filed July
                                                                11, 1986 and declared effective July 14, 1986.

    4.3        Specimen Certificate representing $10            Amendment No. l to the Company's
               Class A Nonvoting Cumulative Convertible         Registration Statement on Form S-l filed
               Preferred Stock, Series 2                        June 29, 1989 (File No. 33-28756).

    4.4        Statement of Designations, Preferences,          Company's Schedule 13E-4 filed April 27, 1998
               Privileges, Voting Powers, Restrictions          (Annex A).
               and Qualifications of the Series A
               Preferred

   10.1        Incentive Stock Option Plan of the               Company's Registration Statement on Form
               Company, as amended                              S-1 (File No. 33-17217) filed January
                                                                12, 1988, and declared effective January 12, 1988.

   10.2        401(k) Plan of the Company                       Company's annual report on Form 10-K for
                                                                the year ended May 31, 1989 (File No. 1-9758).

EXHIBIT NO.         EXHIBIT                                     INCORPORATED BY REFERENCE FROM THE:
-----------         -------                                     -----------------------------------
   10.3        Management Agreement dated March 18,             Company's report on Form 8-K dated March 18, 1993
               1993 between the Company and NHE                 (File No. 1-9758).

   10.4        Stock Option Grant to NHE dated March            Company's report on Form 8-K dated March 18, 1993
               18, 1993 relating to options for the             (File No. 1-9758).
               purchase of 4,400,000 shares of the
               Company's Common Stock

   10.5        Subordinated Promissory Note dated March         Company's report on Form 8-K dated March 18, 1993
               18, 1993 in the amount of $80,000                (File No. 1-9758).
               payable by the Company to Mr. and Ms.
               Blum

   10.6        Subordinated Promissory Note dated March         Company's report on Form 8-K dated March 18, 1993
               18, 1993 in the amount of $80,000                (File No. 1-9758).
               payable by the Company to Mr. and Mrs.
               Cohn

   10.7        Registration Rights Agreement dated              Company's report on Form 8-K dated March 18, 1993
               March 18, 1993 among NHE, Mr. Blum, and          (File No. 1-9758).
               Alan S. Cohn

   10.8        Marketing Agreement dated March 18, 1993         Company's report on Form 8-K dated March 18, 1993
               between the Company and NHE                      (File No. 1-9758).


   10.9        Option Transfer Documents dated March            Company's report on Form 8-K dated March 18, 1993
               31, 1993                                         (File No. 1-9758).

   10.10       Stock Purchase Warrant issued to Richter         Company's report on Form 8-K dated March 18, 1993
               & Co., Inc. dated March 18, 1993 for the         (File No. 1-9758).
               purchase of 240,000 shares of the
               Issuer's Common Stock

   10.11       Stock Purchase Warrant issued to William         Company's report on Form 8-K dated March 18, 1993
               L. Richter dated March 18, 1993 for the          (File No. 1-9758).
               purchase of 160,000 shares of the
               Issuer's Common Stock

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


   10.14       Fee Agreement between the Company and            Company's Report on Form 10-QSB for the three
               Richter & Co., Inc.                              months ended February 28, 1995 (File No. 1-9758).


   10.15       Software Development Agreement between           Company's Report on Form 10-QSB for the three
               the Company and National Computer                months ended August 31, 1995 (File No. 1-9758).
               Services, Inc.

EXHIBIT NO.         EXHIBIT                                     INCORPORATED BY REFERENCE FROM THE:
-----------         -------                                     -----------------------------------
   10.16       Litigation Agreement between the Company         Company's Report on Form 10-KSB for the year
               and Ken Blum, Sr., Ken Blum, Jr., and            ended May 31, 1997 (File No. 0-15304).
               Alan Cohn

   10.17       Sublease Agreement between the Company           Company's Report on Form 10-KSB for the year
               and InfoImage, Inc.                              ended May 31, 1997 (File No. 0-15304).


   10.18       Lease Agreement between the Company and          Company's Report on Form 10-KSB for the year
               Principal Mutual Life Insurance Company          ended May 31, 1997 (File No. 0-15304).


   10.19       Supplemental Agreement to the December           Company's Report on Form 10-KSB for the year
               5, 1994 Investment Banking Agreement             ended May 31, 1998 (File No. 0-15304).


   10.20       Lease Agreement between the Company and          Company's Report on Form 10-KSB for the
               KA Leasing, LLC                                  transition period ended December 31, 1999 (File
                                                                No. 0-15304)

   10.21       Modified Investment Banking Agreement            Company's Report on Form 10-KSB for the
                                                                transition period ended December 31, 1999 (File
                                                                No. 0-15304)

   10.22       Lease Agreement between AbsoluteCare,            Company's Report on Form 10-QSB for the quarter
               Inc. and NORO-Broadview Holding Company,         ended September 30, 2000 (File No. 0-15304)
               B.V.

   11          Statement recomputation of per-share             Earnings (Loss) per Share Computation, see Note 7
               earnings                                         to the Notes to Consolidated Financial
                                                                Statements.

   21          Subsidiary of Registrant                         Filed herewith