Form 10QSB
period 2001-03-31
AVESIS INC
filed 2001-05-15
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


        (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____


                         Commission File Number 0-15304


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

                                (602) 241 - 3400
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of outstanding shares of the registrant's Common Stock on May 9, 2001 was 7,621,047.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)  [ ] Yes [X] No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $  1,477,461
    Receivables, net                                                                    459,172
    Inventory                                                                            68,119
    Income taxes receivable                                                              27,141
    Prepaid expenses and other                                                          160,268
                                                                                   ------------
         Total current assets                                                         2,192,161
    Property and equipment, net                                                         638,569
    Intangibles, net of amortization                                                    479,382
    Deposits and other assets                                                           365,587
                                                                                   ------------
                                                                                   $  3,675,699

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    595,085
    Current installments of obligations under capital lease                               7,137
    Accrued expenses-
       Compensation                                                                      26,900
       Other                                                                              5,323
    Deferred income                                                                      23,643
                                                                                   ------------
           Total current liabilities                                                    658,088
                                                                                   ------------
           Total liabilities                                                            658,088
                                                                                   ------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized 12,000,000 shares:
        $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A, $.01 par value; authorized 1,000,000
         shares; 257,160 issued and outstanding (liquidation preference
         of $3.75 per share)                                                              2,572
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value;  authorized 1,000,000 shares; 4,700 shares issued and  outstanding  (liquidation  preference of $10 per share) and
         $34,898 of dividends in arrears at $7.65
         per share; dividends accrue at $.225 per share per calendar quarter                 47
    Common stock of $.01 par value, authorized 20,000,000 shares;
         7,621,047 shares issued and outstanding                                         76,210
    Additional paid-in capital                                                       10,476,304
    Accumulated deficit                                                              (7,537,522)
                                                                                   ------------
           Total stockholders' equity                                                 3,017,611
                                                                                   ------------
                                                                                   $  3,675,699
                                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                 Quarters Ended
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Service revenues:
  Administration fees                                     $  1,714,067    $  1,507,020
  Buying group                                                 330,395         434,449
  Provider fees                                                 13,288          25,357
  Other                                                          2,821           2,488
                                                          ------------    ------------
  Total service revenues                                     2,060,571       1,969,314

Cost of services                                             1,842,567       1,201,654
                                                          ------------    ------------

  Income from services                                         218,004         767,660

General and administrative expenses                            468,699         343,586

Selling and marketing expenses                                 191,465         222,427
                                                          ------------    ------------

  (Loss)/income from operations                               (442,160)        201,647
                                                          ------------    ------------

Non-operating income:
  Other income                                                     909           1,331
  Interest income                                               22,714          34,045
  Interest expense                                                (243)           (610)
                                                          ------------    ------------
  Net non-operating income                                      23,380          34,766
                                                          ------------    ------------

  (Loss)/income before income taxes                           (418,780)        236,413

  Income taxes                                                      --          23,641
                                                          ------------    ------------

  Net (loss)/income                                       $   (418,780)   $    212,772
                                                          ============    ============

Preferred stock dividends                                      (22,755)        (24,055)

  Net (loss)/income available to common stockholders      $   (441,535)   $    188,717
                                                          ============    ============

Earnings per share - Basic                                $      (0.06)   $       0.03
                                                          ============    ============

Earnings per share - Diluted                              $      (0.06)   $       0.02
                                                          ============    ============

Weighted average common and equivalent shares
outstanding - Basic                                          7,621,047       7,279,066
                                                          ============    ============

Weighted average common and equivalent shares
outstanding - Diluted                                        7,898,906      10,685,868
                                                          ============    ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                        2001           2000
                                                                    -----------    -----------
Cash flows from operating activities:
  Net (loss)/income                                                 $  (418,780)   $   212,772
                                                                    -----------    -----------
  Adjustments to  reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        75,825         41,528
    Provision for losses on accounts receivable                              -0-            -0-
    Increase (decrease) in cash resulting from changes in:
      Accounts Receivable                                                19,345        (44,399)
      Inventory                                                          46,854             -0-
      Prepaid expenses and other                                        114,505        (26,813)
      Other assets                                                          807       (124,177)
      Accounts payable                                                 (174,728)        57,495
      Accrued expenses                                                  (12,807)        92,025
      Deferred income                                                     9,847         16,506
                                                                    -----------    -----------
        Total adjustments                                                79,648         12,165
                                                                    -----------    -----------

        Net cash (used in)/provided by operating activities            (339,132)       224,937
                                                                    -----------    -----------

Cash flows from investment activities:
  Purchases of property and equipment                                   (30,516)       (38,562)
  Asset acquisition                                                          -0-      (286,842)
                                                                    -----------    -----------

        Net cash used in investing activities                           (30,516)      (325,404)
                                                                    -----------    -----------

Cash flows from financing activities:
  Principal payments under capital lease obligation                      (3,425)        (3,073)
  Payments for repurchase of common and preferred stock                 (48,000)            -0-
                                                                    -----------    -----------

        Net cash used in financing activities                           (51,425)        (3,073)
                                                                    -----------    -----------

        Net decrease in cash and cash equivalents                      (421,073)      (103,540)

Cash and cash equivalents, beginning of period                        1,898,534      2,483,739
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 1,477,461    $ 2,380,199
                                                                    ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
     During the quarter ended March 31, 2000, 350,000 shares of common stock valued at $262,500 were issued in connection with an acquisition.

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, AbsoluteCare, Inc., Avesis of Washington, D.C., Avesis Third Party Administrators, Inc., Avesis Reinsurance Incorporated and Avesis of New York, Inc. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2000.

Note 2. Earnings (Loss) per Share

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters ended March 31, 2001 and 2000 follows:

                                                               Quarter ended      Quarter ended
                                                              March 31, 2001     March 31, 2000
                                                              --------------     --------------
Net (loss)/earnings                                            $  (418,780)       $   212,772
Less:  preferred stock dividends                                    22,755             24,055
                                                               -----------        -----------
(Loss)/income available to common stockholders                    (441,535)           188,717
                                                               ===========        ===========
Basic EPS - weighted average shares outstanding                  7,621,047          7,279,066
                                                               ===========        ===========
Basic (loss)/earnings per share                                $     (0.06)       $      0.03
                                                               ===========        ===========
Basic EPS - weighted average shares outstanding                  7,621,047         7,3279,066
Effect of dilutive securities:
  Stock Purchase Options - common stock                            277,859            674,547
  Convertible preferred stock                                           --          2,732,254
                                                               -----------        -----------
Dilutive EPS - weighted average shares outstanding               7,898,906         10,685,868
Net (loss)/earnings                                            $  (441,535)       $   212,772
                                                               -----------        -----------
Diluted (loss)/earnings per share                              $     (0.06)       $      0.02
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

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

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, the "Company"), is an ancillary healthcare management firm. The Company markets and administers vision, dental and hearing insured programs and discount programs ("Programs") nationally and operates AbsoluteCare, Inc., an infectious disease medical center. The Programs are designed to enable participants who are enrolled through various sponsoring organizations such as HMOs, insurance carriers, corporations and various other sponsors to realize savings on purchases of products and services through our independent network of providers. AbsoluteCare was established to create infectious disease centers, with a current concentration on HIV/AIDS treatment, potentially on a national basis. AbsoluteCare provides professional care, in-house pharmacy and laboratory services. AbsoluteCare's first medical center opened in Atlanta, Georgia during November 2000.

     The Company derives its administration fee revenue from plan Sponsors who customarily pay a set fee per Member per month. Administration fee revenue is recognized on the accrual basis during the month that the Member is entitled to use the benefit. Certain Sponsors pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying Group revenues are recorded at the total amount billed to participating Providers and recognized in the month the product is shipped. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating providers under certain plans. AbsoluteCare recognizes revenue during the month the medical services are provided and the pharmaceuticals are dispensed to the patient.

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters ended March 31, 2001 and 2000:

                                      Quarter Ended                  Quarter Ended
                                      March 31, 2001                 March 31, 2000             Increase/(Decrease)
                               ----------------------------   ----------------------------   ------------------------
                                               % of Total                     % of Total
Revenue:                                    Service Revenue                Service Revenue                   % Change
                                            ---------------                ---------------                   --------
Total Service Revenue          $ 2,060,571       100%         $ 1,969,314       100%         $    91,257         5%
Vision & Hearing Program         1,410,514        68%           1,338,031        68%              72,477         5%
Vision Provider Fee                 13,288         1%              25,357         1%             (12,069)      (48%)
Dental Program                      33,603         2%             168,988         9%            (135,385)      (80%)
Buying Group Program               330,395        16%             434,449        22%            (104,054)      (24%)
AbsoluteCare, Inc.                 269,950        13%                  -0-                       269,950

Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.     1,520,675        74%           1,201,654        61%             319,021        27%
Operating Expenses
- AbsoluteCare, Inc.               456,888        22%                  -0-                       456,888
General & Administrative           349,220        17%             343,586        17%               5,634         2%
Selling & Marketing                172,318         8%             222,427        11%             (50,109)      (23%)

Income from Operations
- AbsoluteCare, Inc.              (186,938)       (9%)                 -0-                      (186,938)
Income from Operations
- Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                (255,222)      (10%)            201,647        10%            (416,174)     (206%)
Net Income                        (418,780)      (20%)            212,772        11%            (631,552)     (297%)

     Past and future revenues in all lines of business are directly related to the number of Members enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Four major Sponsors accounted for 16%, 13%, 12% and 8% of total service revenues in the quarter ended March 31, 2001, and three major Sponsors accounted for 33%, 15% and 9% of total service revenues in the quarter ended March 31, 2000. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of any of its agreements with Sponsors.

     On March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The aggregate purchase price for the acquisition was $549,342, consisting of $250,000, 350,000 shares of the Company's Common Stock, valued at $262,500 and $36,842 of transaction related expenses. The Company used its existing cash to finance the purchase. The acquisition of SSEC broadens the Company's client base and increases the Company's vision provider network in Georgia, Alabama and North Carolina. The Company is using the acquired assets to continue SSEC's current lines of business, which the Company is operating out of its corporate headquarters in Phoenix, Arizona.

     The Company had approximately 1,395,000 vision and 14,000 hearing Members as of March 31, 2001, compared to approximately 1,492,000 vision and 12,000 hearing Members as of March 31, 2000. The decrease in the Company's vision member counts as of March 31, 2001 as compared to March 31, 2000 is principally due to two vision plan Sponsors that are not renewing the benefit for their Members upon their annual renewal, but instead are providing a lesser benefit internally. As of March 31, 2000, the Company had approximately 230,000 Members from these Sponsors, as compared to approximately 28,000 Members as of March 31, 2001. During September 2000, the Company entered into a contract with one of the previously mentioned Sponsors to provide benefits on an ongoing basis to the remaining approximately 28,000 Members. The loss in membership has been partially offset by two new Sponsors, currently with approximately 18,000 and 80,000 Members, added during the last quarter of the year ended December 31, 2000. The revenue and profit expected to be derived from these two new Sponsors are expected to be less than the revenue and profit derived from the two Sponsors who did not renew their Members' benefits. The increase in vision and hearing program revenue for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000 was primarily caused by the inclusion of SSEC's accounts for the entire quarter ended March 31, 2001, as opposed to only one week of the quarter ended March 31, 2000. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business. Vision provider fee revenue decreased in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, due to the removal of the fee, as of December 31, 2000, charged to participating providers associated with one of the Company's ongoing plans.

     The Company had approximately 37,000 dental Members as of March 31, 2001, compared to approximately 77,000 dental Members as of March 31, 2000. The decline of the Company's dental program revenue and membership resulted from the loss of approximately 55,000 Members from three Sponsors who did not renew their contracts with the Company. The majority of the Company's current dental membership is enrolled in programs that provide a lower level of benefit, and therefore the Sponsors pay a lower per member per month fee, compared to the three Sponsors, mentioned above, who did not renew their contracts.

     In an effort to minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of January 1, 2001 and approximately 10,700 as of April 1, 2001. The Company expects to derive its first revenues from the Avesis Advantage Dental Program during the second half of calendar year 2001.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Historically, the Company has not actively marketed the buying group program. The Company began promoting its buying group program to its vision Providers during the first quarter of 2001. Although the Company has seen an increase in Providers applying to become members of the buying group, it is uncertain whether this activity will translate into an increase in sales.

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services increased as a percentage of total service revenues during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. The increase primarily resulted from higher service costs related to the previously mentioned two new Sponsors who began offering the Company's vision program to their Members during the fourth quarter of fiscal 2000. The Company is in discussions with these two Sponsors related to variances in projected utilization of benefits. The discussions may have one or more of the following outcomes: increases in the per member per month administration fee, modification of the participating provider networks and modification of the fee schedule reimbursements.

     General and Administrative expenses remained consistent as a percentage of total service revenue and as a total dollar amount during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. The Company experienced a decrease in payroll related to administrative functions, which was offset by increases in amortization of goodwill created by the SSEC transaction and legal and professional fees related to increased licensing requirements due to the Company's geographic expansion.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate). Selling and marketing expenses decreased as a percentage of total service revenues during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000 due to the absence of sales commissions on the SSEC accounts.

     AbsoluteCare's total service revenue has increased by $234,103, from $35,847 for the quarter ended December 31, 2000, to $269,950 for the quarter ended March 31, 2001. Operating expenses, which includes the cost of pharmaceuticals dispensed, increased by $206,516, from $250,372 for the quarter ended December 31, 2000, to $456,888 for the quarter ended March 31, 2001. The Company expects to begin billing for internal lab services by the end of the second quarter of calendar year 2001, which will enable it to derive revenues for lab services from approximately 90% of its patient base, compared to 30% of the patient base currently. The Company has also increased its marketing and public relations efforts, during the second quarter of calendar year 2001, to educate potential patients of the services AbsoluteCare offers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,477,461 as of March 31, 2001, compared to $1,898,534 as of December 31, 2000. The decrease of $421,073 is primarily due to the loss from operations caused by the increase in cost of services and the capital expenditures related to the development of AbsoluteCare. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company flexibility to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of March 31, 2001, the Company had $595,085 of Accounts Payable, compared to $769,813 as of December 31, 2000. The decrease in Accounts Payable primarily relates to the payment of the opening expenses of AbsoluteCare's pharmacy and medical office. Claims reserves of $294,080 as of March 31, 2001 and $273,364 as of December 31, 2000 are included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical trends and its experience.

     The Company expects to pay dividends of approximately $43,400 on the Series A Preferred Stock on June 1, 2001.

                            PART II OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, restricts the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company did not pay the quarterly dividend otherwise scheduled for payment during April 2001, on shares of its Series 2 Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $34,898, or $7.65 per share, as of March 31, 2001 for all 4,700 shares outstanding.

ITEM 5.  OTHER INFORMATION

     Subsequent to the preparation of the Company's Form 10-KSB for the year ended December 31, 2000, the Company made the following stock repurchases and retirements:

                                   Series A           Total Purchase Price
             Date                   Shares            including Commissions
             ----                   ------            ---------------------
       February 28, 2001            8,000                    $30,022
        March 28, 2001              5,000                    $18,022

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AVESIS INCORPORATED
                     --------------------------------------
                                  (Registrant)



Date:  5/15/2001                 /s/ Alan S. Cohn
      -----------                --------------------------------------------
                                 Alan S. Cohn, Chief Executive Officer
                                 and President



Date:  5/15/2001                 /s/ Joel H. Alperstein
      -----------                --------------------------------------------
                                 Joel H. Alperstein, Chief Financial Officer
                                 and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
                Form 10-QSB for the Quarter Ended March 31, 2001


Exhibit No.   Description                 Incorporated by Reference from the:
-----------   -----------                 -----------------------------------
11            Statement re: Computation   Earnings (Loss) per Share Computation,
              of per Share Earnings       see Note 2 to the Notes to Condensed
                                          Consolidated Financial Statements