Form 10QSB
period 2001-06-30
AVESIS INC
filed 2001-08-14
CIK 795574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______ to ______


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

     The number of outstanding shares of the registrant's Common Stock on August 3, 2001 was 7,618,425.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One) Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $  1,015,844
    Receivables, net                                                                    478,048
    Inventory                                                                           112,048
    Income taxes receivable                                                              27,141
    Prepaid expenses and other                                                          167,815
                                                                                   ------------
         Total current assets                                                         1,800,896
    Property and equipment, net                                                         698,113
    Intangibles, net of amortization                                                    462,215
    Deposits and other assets                                                           364,780
                                                                                   ------------
                                                                                   $  3,326,004
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $    664,698
    Current installments of obligations under capital lease                               3,617
    Accrued expenses-
       Compensation                                                                      21,084
       Other                                                                             12,063
    Deferred income                                                                      16,235
                                                                                   ------------
           Total current liabilities                                                    717,697
Obligations under capital lease, excluding current installments                              --
                                                                                   ------------
           Total liabilities                                                            717,697
                                                                                   ------------

Stockholders' equity:
    Preferred stock $.01 par value, authorized 12,000,000 shares:
        $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A, $.01 par value; authorized 1,000,000
         shares; 256,721 issued and outstanding (liquidation preference
         of $3.75 per share)                                                              2,568
        $10 Class A, nonvoting cumulative convertible preferred stock,
         Series 2, $.01 par value; authorized 1,000,000 shares; 4,700 shares issued and  outstanding  (liquidation  preference of $10 per share) and
         $37,012 of dividends in arrears at $7.88
         per share; dividends accrue at $.225 per share per calendar quarter                 47
    Common stock of $.01 par value, authorized 30,000,000 shares;
         7,618,425 shares issued and outstanding                                         76,184
    Additional paid-in capital                                                       10,472,760
    Accumulated deficit                                                              (7,943,252)
                                                                                   ------------
           Total stockholders' equity                                                 2,608,307
                                                                                   ------------
                                                                                   $  3,326,004
                                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                               Quarters Ended                 Six Months Ended
                                        -----------------------------   -----------------------------
                                        June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                        -------------   -------------   -------------   -------------
Service revenues:
  Administration fees                    $  1,491,424    $  1,790,120    $  2,935,541    $  3,297,140
  AbsoluteCare revenues                       455,021              --         724,971              --
  Provider fees                                10,410          24,689          23,698          50,046
  Buying group                                310,484         378,174         640,879         812,623
  Other                                         1,563           1,961           4,384           4,449
                                         ------------    ------------    ------------    ------------
  Total service revenues                    2,268,902       2,194,944       4,329,473       4,164,258

Cost of services                            1,946,400       1,525,398       3,788,967       2,727,052
                                         ------------    ------------    ------------    ------------

  Income from services                        322,502         669,546         540,506       1,437,206

General and administrative expenses           460,435         354,787         929,134         698,373

Selling and marketing expenses                234,954         209,666         426,419         432,093
                                         ------------    ------------    ------------    ------------

  (Loss)/income from operations              (372,887)        105,093        (815,047)        306,740
                                         ------------    ------------    ------------    ------------

Non-operating income:
  Other income                                    403             485           1,312           1,816
  Interest income                              12,508          33,730          35,222          67,775
  Interest expense                               (163)           (526)           (406)         (1,136)
                                         ------------    ------------    ------------    ------------
  Net non-operating income                     12,748          33,689          36,128          68,455
                                         ------------    ------------    ------------    ------------

  (Loss)/income before income taxes          (360,139)        138,782        (778,919)        375,195

Income taxes                                       --              --              --          23,641
                                         ------------    ------------    ------------    ------------

  Net (loss)/income                      $   (360,139)   $    138,782    $   (778,919)   $    351,554
                                         ============    ============    ============    ============

Preferred stock dividends                      22,718          23,928          45,437          47,856

  Net (loss)/income available to
   common stockholders                   $   (382,857)   $    114,854    $   (824,356)   $    303,698
                                         ============    ============    ============    ============


Earnings per share - Basic               $      (0.05)   $       0.02    $      (0.11)   $       0.04
                                         ============    ============    ============    ============


Earnings per share - Diluted             $      (0.05)   $       0.01    $      (0.11)   $       0.03
                                         ============    ============    ============    ============


Weighted average common and equivalent
shares outstanding - Basic                  7,620,355       7,617,484       7,620,699       7,448,275
                                         ============    ============    ============    ============


Weighted average common and equivalent
shares outstanding - Diluted                7,620,355      10,603,661       7,620,699      10,693,182
                                         ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                   2001           2000
                                                               -----------    -----------
Cash flows from operating activities:
  Net (loss)/income                                            $  (778,919)   $   351,554
  Adjustments to reconcile net income to net
    cash provided by in operating activities:
    Depreciation and amortization                                  155,235         98,729
    Provision for losses of accounts receivable                         -0-        (3,901)
    Increase (decrease) in cash resulting from changes in:
      Accounts receivable                                              469       (131,694)
      Inventory                                                      2,925             -0-
      Prepaid expenses and other                                   106,958         (1,436)
      Deposits and other assets                                      1,613       (123,371)
      Accounts payable                                            (105,115)       (98,479)
      Accrued expenses                                             (11,883)        27,086
      Deferred income                                                2,439         12,361
      Accrued rent                                                      --             --
                                                               -----------    -----------
        Total adjustments                                          152,641       (220,705)
                                                               -----------    -----------

        Net cash (used in)/provided by operating activities       (626,278)       130,849
                                                               -----------    -----------

Cash flows from investment activities:
  Purchases of property and equipment                             (152,301)       (46,684)
  Asset acquisition                                                     -0-      (286,842)
                                                               -----------    -----------

        Net cash used in investing activities                     (152,301)      (333,526)
                                                               -----------    -----------

Cash flows from financing activities:
  Principal payments under capital lease obligation                 (6,945)        (6,230)
  Payment of dividend on preferred stock                           (45,590)       (45,606)
  Payments for repurchase of common and preferred stock            (51,576)            --
                                                               -----------    -----------

        Net cash used in financing activities                     (104,111)       (51,836)
                                                               -----------    -----------

        Net (decrease) increase in cash and cash equivalents      (882,690)      (254,513)

Cash and cash equivalents, beginning of period                   1,898,534      2,483,739
                                                               -----------    -----------

Cash and cash equivalents, end of period                         1,015,844      2,229,226
                                                               ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
  During the six months ended June 30, 2000, 350,000 shares of common stock valued at $262,500 were issued in connection with an acquisition.

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, AbsoluteCare, Inc., Avesis of Washington, D.C., Avesis Third Party Administrators, Inc., Avesis Reinsurance Incorporated and Avesis of New York, Inc. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2. EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarter and six month periods ended June 30, 2001 and 2000 follows:

                                                        Quarter ended      Quarter ended
                                                        June 30, 2001      June 30, 2000
                                                        -------------      -------------
Net (loss)/earnings                                      $  (360,139)       $   138,782
Less:  preferred stock dividends                              22,718             23,928
                                                         -----------        -----------
(Loss)/income available to common stockholders           $  (382,857)       $   114,854
                                                         ===========        ===========
Basic EPS - weighted average shares outstanding            7,620,355          7,617,484
                                                         ===========        ===========
Basic (loss)/earnings per share                          $     (0.05)       $      0.02
                                                         ===========        ===========
Basic EPS - weighted average shares outstanding            7,620,355          7,617,484
Effect of dilutive securities:
  Stock Purchase Options - common stock                           --            269,264
  Convertible preferred stock                                     --          2,716,913
                                                         -----------        -----------
Dilutive EPS - weighted average shares outstanding         7,620,355         10,603,661
Net (loss)/earnings                                      $  (382,857)       $   138,782
                                                         -----------        -----------
Diluted (loss)/earnings per share                        $     (0.05)       $      0.01
                                                         ===========        ===========

                                                      Six months ended   Six months ended
                                                        June 30, 2001      June 30, 2000
                                                        -------------      -------------
Net (loss)/earnings                                      $  (778,919)       $   351,554
Less:  preferred stock dividends                              45,437             47,856
                                                         -----------        -----------
Income (loss)/available to common stockholders           $  (824,356)       $   303,698
                                                         ===========        ===========
Basic EPS - weighted average shares outstanding            7,620,699          7,448,275
                                                         ===========        ===========
Basic (loss)/earnings per share                          $     (0.11)       $      0.04
                                                         ===========        ===========
Basic EPS - weighted average shares outstanding            7,620,699          7,448,275
Effect of dilutive securities:
  Stock Purchase Options - common stock                           --            520,323
  Convertible preferred stock                                     --          2,724,584
                                                         -----------        -----------
Dilutive EPS - weighted average shares outstanding         7,620,699         10,693,182
Net (loss)/earnings                                      $  (824,356)       $   351,554
                                                         -----------        -----------
Diluted (loss)/earnings per share                        $     (0.11)       $      0.03
                                                         ===========        ===========

The diluted share base for the quarter ended June 30, 2001 excludes incremental shares of 237,469 related to employee stock options and 2,582,192 shares related to convertible preferred stock. The diluted share base for the six months ended June 30, 2001 excludes incremental shares of 258,530 related to employee stock options and 2,632,436 shares related to convertible preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the quarter ended June 30, 2001 and six months ended June 30, 2001.

NOTE 3. USE OF ESTIMATES

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The statements contained in this discussion and analysis regarding management's anticipation of adequacy of cash reserves for operations, adequacy of reserves for claims, anticipated level of operating expenses related to new cardholders, viability of the Company, cash flows and marketability of the Company may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Management's anticipation is based upon assumptions regarding the market in which the Company operates, the level of competition, the level of demand for services, the stability of costs, the retention of Sponsors and Members enrolled in the Company's benefit programs, the relevance of the Company's historical performance, the expansion of the AbsoluteCare concept and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, the "Company"), is an ancillary healthcare management firm. The Company markets and administers vision, dental and hearing insured programs and discount programs ("Programs") nationally and operates AbsoluteCare, Inc., an infectious disease medical center. The Programs are designed to enable participants who are enrolled through various sponsoring organizations, such as HMOs, insurance carriers, corporations and various other sponsors, to realize savings on purchases of products and services through the Company's independent network of providers. AbsoluteCare was established to create infectious disease centers, with a current concentration on HIV/AIDS treatment, potentially on a national basis. AbsoluteCare provides professional care, in-house pharmacy and laboratory services. AbsoluteCare's first medical center opened in Atlanta, Georgia during November 2000.

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

RESULTS OF OPERATIONS

     The following tables detail the Company's major revenue and expense categories for the quarters and six months ended June 30, 2001 and 2000:

                                         Quarter Ended                    Quarter Ended
                                         June 30, 2001                    June 30, 2000                Increase/(Decrease)
                                 -----------------------------    -----------------------------    --------------------------
                                                 % of Total                       % of Total
Revenue:                                       Service Revenue                  Service Revenue                      % Change
                                               ---------------                  ---------------                      --------
Total Service Revenue            $ 2,268,902         100%         $ 2,194,944         100%         $    73,958           3%
Vision & Hearing Program           1,459,505          64%           1,610,948          73%            (151,443)         (9%)
Vision Provider Fee                   10,410           1%              24,689           1%             (14,279)        (58%)
Dental Program                        31,919           1%             179,065           8%            (147,146)        (82%)
Buying Group Program                 310,484          14%             378,174          17%             (67,690)        (18%)
AbsoluteCare, Inc.                   455,021          20%                   0                          455,021

Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.       1,480,323          65%           1,525,398          69%             (45,075)         (3%)
Cost of Services -
AbsoluteCare, Inc.                   466,077          21%                   0                          466,077
General & Administrative             460,435          20%             354,787          16%             105,648          30%
Selling & Marketing                  234,954          10%             209,666          10%              25,288          12%

(Loss)/Income from Operations -
AbsoluteCare, Inc.                  (143,448)         (6%)                  0                         (143,448)
(Loss)/Income from Operations -
Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                  (229,439)        (10%)            105,093           5%            (334,532)       (318%)
Net (Loss)/Income                   (360,139)        (16%)            138,782           6%            (498,921)       (359%)

                                       Six Months Ended                 Six Months Ended
                                         June 30, 2001                    June 30, 2000                Increase/(Decrease)
                                 -----------------------------    -----------------------------    --------------------------
                                                 % of Total                       % of Total
Revenue:                                       Service Revenue                  Service Revenue                      % Change
                                               ---------------                  ---------------                      --------
Total Service Revenue            $ 4,329,473         100%         $ 4,164,258         100%         $   165,215           4%
Vision & Hearing Program           2,870,019          66%           2,948,979          71%             (78,960)         (3%)
Vision Provider Fee                   23,698           1%              50,046           1%             (26,348)        (53%)
Dental Program                        65,522           1%             348,053           8%            (282,531)        (81%)
Buying Group Program                 640,879          15%             812,623          20%            (171,744)        (21%)
AbsoluteCare, Inc.                   724,971          17%                   0                          724,971

Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.       3,000,998          69%           2,727,052          65%             273,946          10%

Cost of Services -
AbsoluteCare, Inc.                   787,969          18%                   0                          787,969
General & Administrative             929,134          22%             698,373          17%             230,761          33%
Selling & Marketing                  426,419          10%             432,093          10%              (5,674)         (1%)

(Loss)/Income from Operations -
AbsoluteCare, Inc.                  (330,386)         (8%)                  0                         (330,386)
(Loss)/Income from Operations -
Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                  (484,661)        (11%)            306,740           7%            (791,401)       (258%)
Net (Loss)/Income                   (778,919)        (18%)            351,554           8%          (1,130,473)       (322%)

     Past and future revenues for Avesis Incorporated and its subsidiaries, excluding AbsoluteCare, are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Additionally, pricing will differ depending on whether a benefit is designed to be provided to all members of a group, employer/Sponsor paid, or offered to all members on a voluntary enrollment basis. Four major Sponsors accounted for 15%, 12%, 11% and 8% of total service revenues in the six months ended June 30, 2001, and two major Sponsors accounted for 28% and 14% of total service revenues in the six months ended June 30, 2000. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of any of its agreements with Sponsors.

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

     The Company had approximately 1,389,000 vision and 12,400 hearing Members as of June 30, 2001, compared to approximately 1,770,000 vision and 12,300 hearing Members as of June 30, 2000. The decrease in the Company's vision member counts as of June 30, 2001 as compared to June 30, 2000 is principally due to two vision plan Sponsors that are not renewing the benefit for their Members upon their annual renewal, but instead are providing a lesser benefit internally. As of June 30, 2000, the Company had approximately 213,000 Members from these Sponsors, as compared to approximately 28,000 Members as of June 30, 2001. During September 2000, the Company entered into a contract with one of the previously mentioned Sponsors to provide benefits to the remaining approximately 28,000 Members, which are all from one employer group. The contract for the 28,000 Members is set to end on September 30, 2001, as the current Members are leaving their current Sponsor and are being consolidated with approximately another 102,000 lives from their employer to one vision vendor. During July 2001, the Company was awarded the contract to provide the voluntary vision benefit to the employer group with the previously mentioned approximately 130,000 individuals. Based upon preliminary expectations, it is expected that approximately 17% of the 130,000 individuals will enroll in the benefit, for an expected decrease in membership from 28,000 members to approximately 22,000 members. The new contract has an effective date of October 1, 2001.

     The loss in membership has also been partially offset by two new Sponsors, currently with approximately 20,000 and 87,000 Members, added during the last quarter of the year ended December 31, 2000. The revenue and profit derived from these two new Sponsors are less than the revenue and profit derived from the two Sponsors who did not renew their Members' benefits. The program for the Sponsor with the 20,000 members is currently due to end on August 31, 2001. This program has not generated a positive contribution to income.

     The decrease in vision and hearing program revenue for the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000 was primarily caused by the loss of the two Sponsors mentioned above, partially offset by the inclusion of SSEC's accounts for the entire six months ended June 30, 2001, as opposed to only three months and one week of the six months ended June 30, 2000. Vision provider fee revenue decreased in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, due to the removal of the fee, as of December 31, 2000, charged to participating providers associated with one of the Company's ongoing plans.

     The Company had approximately 44,000 dental Members as of June 30, 2001, compared to approximately 73,000 dental Members as of June 30, 2000. The decline of the Company's dental program revenue and membership resulted from the loss of approximately 45,000 Members from three Sponsors who did not renew their contracts with the Company. The majority of the Company's current dental membership is enrolled in programs that provide a lower level of benefit, and therefore the Sponsors pay a lower per member per month fee, compared to the three Sponsors, mentioned above, who did not renew their contracts.

     In an effort to minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of

January 1, 2001 and approximately 12,500 as of August 1, 2001. During July 2001, the Company hired three salespeople, located in Georgia, Pennsylvania and Massachusetts, to market the Company's products, concentrating on sales of the Avesis Advantage Vision Program. Prior to being employed by the Company, the three salespeople were employed by one of the Company's competitors. Additionally, the Company hired marketing support and network development personnel from formerly employed by the competitor to further the sales efforts. The Company expects to derive its first revenues from the Avesis Advantage Dental Program during the second half of calendar year 2001.

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

     Costs of Services primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services increased as a percentage of total service revenues, excluding AbsoluteCare revenue, during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000. The increase primarily resulted from higher service costs related to the previously mentioned two new Sponsors who began offering the Company's vision program to their Members during the fourth quarter of fiscal 2000. The Company had discussions with these two Sponsors related to variances in projected utilization of benefits. The utilization of benefits by members of one of the Sponsors is now more consistent with the original estimates. The other Sponsor, as previously mentioned, is set to terminate its participation with the Company as of August 31, 2001. The Company has modified the participating provider network and reduced the fee schedule reimbursement for this Sponsor as of July 1, 2001, in an effort to make this account profitable over its final two months.

     General and Administrative expenses increased as a percentage of total service revenue during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000. The increase largely relates to the development of AbsoluteCare. The Company experienced a decrease in payroll related to administrative functions for Avesis Incorporated and subsidiaries, excluding AbsoluteCare, which was offset by increases in amortization of goodwill created by the SSEC transaction and legal and professional fees related to increased licensing requirements due to the Company's geographic expansion.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate). Selling and marketing expenses were consistent as a percentage of total service revenue during the quarter and six months ended June 30, 2001, as compared to the corresponding periods in the prior year due to the absence of sales commissions on the SSEC accounts, offset by the marketing expenses related to AbsoluteCare.

     AbsoluteCare's total service revenue has increased by $185,071, from $269,950 for the quarter ended March 31, 2001, to $455,021 for the quarter ended June 30, 2001. Operating expenses, which includes the cost of pharmaceuticals dispensed, increased by $141,581, from $456,888 for the quarter ended March 31, 2001, to $598,469 for the quarter ended June 30, 2001. The Company began billing for internal laboratory services during June 2001, which will enable it to derive revenues for laboratory services from approximately 90% of its patient base, compared to 30% of the patient base previously. The Company has increased its marketing and public relations efforts, during the second quarter of calendar year 2001, to educate potential patients of the services AbsoluteCare offers. Based upon the Company's business plan, the Company anticipates that the anticipated growth of its patient base and the revenue from its laboratory services will enable AbsoluteCare to be at a breakeven cashflow position by the end of the third quarter of 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $427,881, unamortized identifiable intangible assets in the amount of $0, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $52,793 and $34,334 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,015,844 as of June 30, 2001, compared to $1,898,534 as of December 31, 2000. The decrease of $882,690 is primarily due to the Company's loss from operations caused by the decrease in administration fee revenue, the increase in cost of services, the repurchase of capital stock, the payment of the semi-annual dividend on the Company's Series A Preferred Stock and the capital expenditures related to the development of AbsoluteCare's laboratory. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future, subject to AbsoluteCare achieving cash flow breakeven, which is projected for the fourth quarter of 2001, and a diminution of the losses related to Avesis' vision and hearing programs.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of June 30, 2001, the Company had $664,698 of Accounts Payable, compared to $769,813 as of December 31, 2000. The decrease in Accounts Payable primarily relates to the payment of the opening expenses of AbsoluteCare's pharmacy and medical office. Claims reserves of $335,518 as of June 30, 2001 and $273,364 as of December 31, 2000 are included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical trends and its experience.

                           PART II. OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, places restrictions upon the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company did not pay the quarterly dividend otherwise scheduled for payment during July 2001, on shares of its Series 2 Preferred Stock. Such dividend is cumulative and the total dividend arrearage is $37,012 or $7.88 per share, as of June 30, 2001 for all 4,700 shares outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders of the Company was held on June 8, 2001.

(b)  The following nominees were elected for one-year terms as directors of the
     Company:

     William R. Cohen          William L. Richter         Gerald L. Cohen
     Brent D. Layton           Kenneth L. Blum, Sr.       Kenneth L. Blum, Jr.
     Alan S. Cohn

(c) On the record date of April 20, 2001, 7,621,047 common shares were outstanding.

     The results of voting for the nominees were as follows:

     1.  Election of directors            For        Withheld     Non-Votes
         ---------------------            ---        --------     ---------
         William R. Cohen              4,947,633      16,965      2,656,449
         Kenneth L. Blum Sr.           4,947,633      16,965      2,656,449
         Gerald L. Cohen               4,947,633      16,965      2,656,449
         Brent D. Layton               4,947,633      16,965      2,656,449
         William L. Richter            4,947,633      16,965      2,656,449
         Alan S. Cohn                  4,947,633      16,965      2,656,449
         Kenneth L. Blum, Jr.          4,947,633      16,965      2,656,449

ITEM 5. OTHER INFORMATION

     Subsequent to the preparation of the Company's Form 10-QSB for the quarter ended March 31, 2001, the Company made the following stock repurchases and retirements:

                                       Series A     Total Purchase Price
         Date         Common Shares     Shares      including Commissions
         ----         -------------     ------      ---------------------
     June 6, 2001         2,622                            $1,337
     June 6, 2001                        439               $2,239

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AVESIS INCORPORATED
                                     (Registrant)



Date: 8/14/2001                      /s/ Alan S. Cohn
                                     -------------------------------------------
                                     Alan S. Cohn, Chief Executive Officer
                                     and President



Date: 8/14/2001                      /s/ Joel H. Alperstein
                                     -------------------------------------------
                                     Joel H. Alperstein, Chief Financial Officer
                                     and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
               Form 10-QSB for the Six Months Ended June 30, 2001

Exhibit No.         Description                              Incorporated by Reference from the:
-----------         -----------                              -----------------------------------
11                  Statement re: Computation of per         Earnings per Share Computation, see Note 2 to
                    Share Earnings                           the Notes to Condensed Consolidated Financial
                                                             Statements