Form 10QSB
period 2001-09-30
AVESIS INC
filed 2001-11-14
CIK 795574

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ___________________


                         Commission File Number 0-15304


                               AVESIS INCORPORATED
                     (Exact name of small business issuer as
                            specified in its charter)


           Delaware                                        86-0349350
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            3724 North Third Street, Suite 300 Phoenix, Arizona 85012
                    (Address of principal executive offices)

                                 (602) 241-3400


The number of outstanding shares of the registrant's Common Stock on November 6, 2001 was 7,618,425.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(Check One)       [ ] Yes     [X] No

                                    1 of 15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AVESIS INCORPORATED
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                        $    685,081
  Receivables, net                                                                      493,387
  Inventory                                                                             136,397
  Income taxes receivable                                                                27,141
  Prepaid expenses and other                                                            192,429
                                                                                   ------------
       Total current assets                                                           1,534,435
  Property and equipment, net                                                           639,571
  Intangibles, net of amortization                                                      445,048
  Deposits and other assets                                                             365,840
                                                                                   ------------
                                                                                   $  2,984,894
                                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $    710,737
  Accrued expenses-
    Compensation                                                                         20,821
    Other                                                                                13,227
  Deferred income                                                                        16,232
                                                                                   ------------
       Total current liabilities                                                        761,017
  Long-term liabilities                                                                      --
                                                                                   ------------
       Total liabilities                                                                761,017
                                                                                   ------------
Stockholders' equity:
  Preferred stock $.01 par value, authorized 12,000,000 shares:
    $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A, $.01 par value; authorized 1,000,000
      shares; 256,721 issued and outstanding (liquidation preference
      of $3.75 per share)                                                                 2,568
    $10 Class A, nonvoting cumulative convertible preferred stock,
      Series 2, $.01 par value; authorized 1,000,000 shares; 4,700 shares issued and  outstanding (liquidation preference of $10 per share) and
      $38,070 of dividends in arrears at $8.10 per share; dividends accrue
      at $.225 per share per calendar quarter                                                47
  Common stock of $.01 par value, authorized 30,000,000 shares;
    7,618,425 shares issued and outstanding                                              76,184
  Additional paid-in capital                                                         10,472,760
  Accumulated deficit                                                                (8,327,682)
                                                                                   ------------
       Total stockholders' equity                                                     2,223,877
                                                                                   ------------
                                                                                   $  2,984,894
                                                                                   ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                            Quarters Ended               Nine Months Ended
                                                    ----------------------------    ----------------------------
                                                    September 30,   September 30,   September 30,   September 30,
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Service revenues:
  Administration fees                               $  1,503,059    $  1,510,515    $  4,438,600    $  4,807,655
  AbsoluteCare revenues                                  734,483              --       1,459,454              --
  Provider fees                                            9,214          22,197          32,912          72,243
  Buying group                                           266,116         332,952         906,995       1,145,575
  Other                                                    2,779           1,932           7,163           6,381
                                                    ------------    ------------    ------------    ------------
       Total service revenues                          2,515,651       1,867,596       6,845,124       6,031,854

Cost of services                                       2,153,890       1,321,290       5,942,857       4,048,342
                                                    ------------    ------------    ------------    ------------

       Income from services                              361,761         546,306         902,267       1,983,512

General and administrative expenses                      438,964         381,487       1,368,097       1,079,860

Selling and marketing expenses                           317,709         188,390         744,128         620,483
                                                    ------------    ------------    ------------    ------------

       (Loss)/income from operations                    (394,912)        (23,571)     (1,209,959)        283,169
                                                    ------------    ------------    ------------    ------------
Non-operating income:
  Other income                                                39             620           1,351           2,436
  Interest income                                         10,509          35,498          45,731         103,273
  Interest expense                                           (66)           (438)           (472)         (1,574)
                                                    ------------    ------------    ------------    ------------
       Net non-operating income                           10,482          35,680          46,610         104,135
                                                    ------------    ------------    ------------    ------------

       (Loss)/income before income taxes            $   (384,430)   $     12,109    $ (1,163,349)   $    387,304

Income taxes                                                  --          10,500              --          34,141
                                                    ------------    ------------    ------------    ------------

       Net (loss)/income                            $   (384,430)   $      1,609    $ (1,163,349)   $    353,163
                                                    ============    ============    ============    ============

Preferred stock dividends                                (22,718)        (23,928)        (68,155)        (71,785)

       Net (loss)/income available to common
         stockholders                               $   (407,148)   $    (22,319)   $ (1,231,504)   $    281,378
                                                    ============    ============    ============    ============

(Loss)/earnings per share - Basic                   $      (0.05)   $       0.00    $      (0.16)   $       0.04
                                                    ============    ============    ============    ============

(Loss)/earnings per share - Diluted                 $      (0.05)   $       0.00    $      (0.16)   $       0.03
                                                    ============    ============    ============    ============
Weighted average common and equivalent
  shares outstanding - Basic                           7,618,425       7,619,297       7,619,933       7,505,698
                                                    ============    ============    ============    ============
Weighted average common and equivalent
  shares outstanding - Diluted                         7,618,425      10,487,259       7,619,933      10,668,726
                                                    ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                         2001           2000
                                                                      -----------    -----------
Cash flows from operating activities:
  Net (loss)/income                                                   $(1,163,349)   $   353,163
                                                                      -----------    -----------
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation and amortization                                        185,345        155,234
     Provision for losses on receivables                                  (12,405)        (3,901)
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                                 (2,465)      (182,718)
       Inventory                                                          (21,424)            --
       Prepaid expenses and other                                          82,344        (13,840)
       Other assets                                                           552       (106,127)
       Accounts payable                                                   (59,076)      (202,776)
       Accrued expenses                                                   (10,982)       (21,184)
       Deferred income                                                      2,436         12,213
                                                                      -----------    -----------
          Total adjustments                                               215,826       (363,099)
                                                                      -----------    -----------

          Net cash used in operating activities                          (947,523)        (9,936)
                                                                      -----------    -----------
Cash flows from investment activities:
  Purchases of property and equipment                                    (158,202)      (162,913)
  Asset acquisition                                                            --       (286,842)
                                                                      -----------    -----------

          Net cash used in investing activities                          (158,202)      (449,755)
                                                                      -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligation                       (10,562)        (9,474)
  Payment of dividend on preferred stock                                  (45,590)       (45,606)
  Payments for repurchase of common and preferred stock                   (51,576)            --
                                                                      -----------    -----------

          Net cash used in financing activities                          (107,728)       (55,080)
                                                                      -----------    -----------

          Net decrease in cash and cash equivalents                    (1,213,453)      (514,771)

Cash and cash equivalents, beginning of period                          1,898,534      2,483,739
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $   685,081    $ 1,968,968
                                                                      ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
     During the six months ended June 30, 2000, 350,000 shares of common stock valued at $262,500 were issued in connection with an acquisition.

        The accompanying notes are an integral part of these statements.

                               AVESIS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Avesis Incorporated, and its wholly-owned subsidiaries, AbsoluteCare, Inc., Avesis of Washington, D.C., Avesis Third Party Administrators, Inc., Avesis Reinsurance Incorporated and Avesis of New York, Inc. (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial statement presentation. In the opinion of Management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the Company's financial position and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2. EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000 follows:

                                                        Quarter ended          Quarter ended
                                                      September 30, 2001    September 30, 2000
                                                      ------------------    ------------------
Net (loss)/earnings                                      $   (384,430)         $      1,609
Less:  preferred stock dividends                               22,718                23,928
                                                         ------------          ------------
Loss available to common stockholders                        (407,148)              (22,319)
                                                         ============          ============
Basic EPS - weighted average shares outstanding             7,618,425             7,619,297
                                                         ============          ============
Basic (loss)/earnings per share                          $      (0.05)         $       0.00
                                                         ============          ============
Basic EPS - weighted average shares outstanding             7,618,425             7,619,297
Effect of dilutive securities:
  Stock Purchase Options - common stock                            --               152,862
  Convertible preferred stock                                      --             2,715,100
                                                         ------------          ------------
Dilutive EPS - weighted average shares outstanding          7,618,425            10,487,259
Net (loss)/earnings                                      $   (407,148)         $      1,609
                                                         ------------          ------------
Diluted (loss)/earnings per share                        $      (0.05)         $       0.00
                                                         ============          ============

                                                      Nine Months ended    Nine Months ended
                                                      September 30, 2001   September 30, 2000
                                                      ------------------   ------------------
Net (loss)/earnings                                       $(1,163,349)        $   353,163
Less:  preferred stock dividends                               68,155              71,785
                                                          -----------         -----------
Income available to common stockholders                    (1,231,504)            281,378
                                                          ===========         ===========
Basic EPS - weighted average shares outstanding             7,619,933           7,505,698
                                                          ===========         ===========
Basic (loss)/earnings per share                           $     (0.16)        $      0.04
                                                          ===========         ===========
Basic EPS - weighted average shares outstanding             7,619,933           7,505,698
Effect of dilutive securities:
  Stock Purchase Options - common stock                            --             441,629
  Convertible preferred stock                                      --           2,721,399
                                                          -----------         -----------
Dilutive EPS - weighted average shares outstanding          7,619,933          10,668,726
Net (loss)/earnings                                       $(1,231,504)        $   353,163
                                                          -----------         -----------
Diluted (loss)/earnings per share                         $     (0.16)        $      0.03
                                                          ===========         ===========

     The diluted share base for the quarter ended September 30, 2001 excludes incremental shares of 222,123 related to employee stock options and 2,578,960 shares related to convertible preferred stock. The diluted share base for the nine months ended September 30, 2001 excludes incremental shares of 251,952 related to employee stock options and 2,614,415 shares related to convertible preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the quarter ended September 30, 2001 and nine months ended September 30, 2001.

Note 3. Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

     The Company derives its administration fee revenue from plan Sponsors who customarily pay a set fee per Member per month. Administration fee revenue is recognized on the accrual basis during the month that the Member is entitled to use the benefit. Certain Sponsors pay for services rendered by the Company on a fee for service basis. Based upon the type of program (e.g., managed care, discount, third party administration) the Provider's claim for service provided to Members is paid either by the Company, Sponsor, Member or combination thereof. Buying Group revenues are recorded at the total amount billed to participating Providers and recognized in the month the product is shipped. Vision Provider fee revenue is based upon a percentage of materials sold by certain participating providers under certain plans. AbsoluteCare recognizes revenue during the month the medical and laboratory services are provided and the pharmaceuticals are dispensed to the patient.

RESULTS OF OPERATIONS:

     The following tables detail the Company's major revenue and expense categories for the quarters and nine months ended September 30, 2001 and 2000 (unaudited):

                                         Quarter Ended                     Quarter Ended
                                       September 30, 2001                September 30, 2000            Increase/(Decrease)
                                   ----------------------------      ----------------------------     ----------------------
                                                  % of Total                        % of Total
                                                Service Revenue                   Service Revenue                   % Change
                                                ---------------                   ---------------                   --------
Revenue:
Total Service Revenue              $2,515,651        100%            $1,867,596        100%           $648,055          35%
Vision & Hearing Program            1,469,535         58%             1,367,429         73%            102,106           7%
Vision Provider Fee                     9,214         0%                 22,197         1%             (12,983)       (58%)
Dental Program                         33,524         1%                142,967         8%            (109,443)       (77%)
Buying Group Program                  266,116         11%               332,952         18%            (66,836)       (20%)
AbsoluteCare, Inc.                    734,483         29%                   -0-         0%             734,483         100%
Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.        1,469,028         58%             1,321,290         71%            147,738          11%
Cost of Services -
AbsoluteCare, Inc.                    684,862         27%                   -0-         0%             684,862         100%
General & Administrative              438,964         17%               343,950         18%             95,014          28%
Selling & Marketing                   317,709         13%               188,390         10%            129,319          69%

(Loss) from Operations -
AbsoluteCare, Inc.                    (66,654)       (3%)                   -0-         0%             (66,654)        100%

(Loss) from Operations -
Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                   (328,258)       (13%)              (23,571)       (1%)           (304,687)      1,293%

Net (Loss)/Income                    (384,430)       (15%)                1,609         0%            (386,039)   (23,992%)

                                        Nine Months Ended                 Nine Months Ended
                                        September 30, 2001                September 30, 2000            Increase/(Decrease)
                                   ----------------------------      ----------------------------     ----------------------
                                                  % of Total                        % of Total
Revenue:                                        Service Revenue                   Service Revenue                   % Change
                                                ---------------                   ---------------                   --------
Total Service Revenue              $6,845,124        100%            $6,031,854        100%            $813,270         13%
Vision & Hearing Program            4,339,554         63%             4,316,408         72%              23,146          1%
Vision Provider Fee                    32,912         0%                 72,243         1%              (39,331)      (54%)
Dental Program                         99,046         1%                491,020         8%             (391,974)      (80%)
Buying Group Program                  906,995         13%             1,145,575         19%            (238,580)      (21%)
AbsoluteCare, Inc.                  1,459,454         21%                   -0-         0%            1,459,454        100%
Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.        4,470,026         65%             4,048,342         67%             421,684         10%
Cost of Services -
AbsoluteCare, Inc.                  1,472,831         22%                   -0-         0%            1,472,831        100%
General & Administrative            1,368,097         20%             1,042,323         17%             325,774         31%
Selling & Marketing                   744,128         11%               620,483         10%             123,645         20%
(Loss) from Operations -
AbsoluteCare, Inc.                   (397,040)       (6%)                   -0-         0%             (397,040)       100%

(Loss)/Income from Operations
- Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                   (812,919)       (12%)              283,169         5%           (1,096,088)     (387%)

Net (Loss)/Income                  (1,163,349)       (17%)              353,163         6%           (1,516,512)     (429%)

     Past and future revenues for Avesis Incorporated and its subsidiaries, excluding AbsoluteCare, are directly related to the number of Cardholders enrolled in the Company's benefit programs. However, there may be significant pricing differences to Sponsors depending on whether the benefit offered is funded in part or whole by the plan Sponsor. Additionally, pricing will differ depending on whether a benefit is designed to be provided to all members of a group, employer/Sponsor paid, or offered to all members on a voluntary enrollment basis. Three major Sponsors accounted for 14%, 11% and 11% of total service revenues in the nine months ended September 30, 2001, and two major Sponsors accounted for 25% and 14% of total service revenues in the nine months ended September 30, 2000. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of any of its agreements with Sponsors.

     On March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The aggregate purchase price for the acquisition was $549,342, consisting of $250,000, 350,000 shares of the Company's Common Stock valued at $262,500, and $36,842 of transaction-related expenses. The Company used its existing cash to finance the purchase. The acquisition of SSEC broadens the Company's client base and increases the Company's vision provider network in Georgia, Alabama and North Carolina. The Company is using the acquired assets to continue SSEC's current lines of business, which the Company is operating out of its headquarters in Phoenix, Arizona.

     The Company had approximately 1,410,000 vision and 20,000 hearing Members as of September 30, 2001, compared to approximately 1,429,000 vision and 13,000 hearing Members as of September 30, 2000. The decrease in the Company's vision member counts as of September 30, 2001 as compared to September 30, 2000 is principally due to two vision plan Sponsors that did not renew the benefit for their Members upon their annual renewal, but instead are providing a lesser benefit internally. As of September 30, 2000, the Company had approximately 184,000 Members from these Sponsors. During September 2000, the Company entered into a contract with one of the previously mentioned Sponsors to provide benefits to approximately 28,000 Members, which are all from one employer group. The contract for the 28,000 Members ended on September 30, 2001, as the remaining Members left their Sponsor and were consolidated with approximately another 102,000 lives from their employer to one vision vendor. During July 2001, the Company was awarded the contract to provide the voluntary vision benefit to the employer group with the previously mentioned approximately 130,000 individuals. Based upon preliminary expectations, it was projected that approximately 17% of the 130,000 individuals would enroll in our benefit plan, for an expected decrease in membership from 28,000 Members to 22,000 Members. The actual enrollment for the employer group is currently approximately 58,000 Members. The new Members are not included in the Member count above as the new contract has an effective date of October 1, 2001.

     The loss in membership has also been partially offset by a new Sponsor, currently with approximately 99,000 Members, added during the last quarter of the year ended December 31, 2000. The revenue and profit derived from this new Sponsor is less than the revenue and profit derived from the two Sponsors who did not renew their Members' benefits.

     Vision provider fee revenue decreased in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, due to the removal of the fee, as of December 31, 2000, charged to participating providers associated with one of the Company's ongoing plans.

     The Company had approximately 49,000 dental Members as of September 30, 2001, compared to approximately 67,000 dental Members as of September 30, 2000. The decline of the Company's dental program revenue and membership resulted from the loss of approximately 45,000 Members from three Sponsors who did not renew their contracts with the Company, partially offset by the growth in membership of two existing Sponsors. The majority of the Company's current dental membership is enrolled in programs that provide a lower level of benefit, and therefore the Sponsors pay a lower per member per month fee, compared to the three Sponsors, mentioned above, who did not renew their contracts.

     In an effort to minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of January 1, 2001 and approximately 74,000 as of October 1, 2001, including the approximately 58,000 Members from the employee group previously mentioned. Although the 58,000 Members are obviously a large group, these members are from a single employer. In most instances the sizes of the groups participating in the Avesis Advantage Vision Program are significantly smaller. As with the Company's traditional vision business, the Company may be materially adversely affected by the loss of a large group participating in the Avesis Advantage Vision Program.

     During July 2001, the Company hired three salespeople, located in Georgia, Pennsylvania and Massachusetts, to market the Company's products, concentrating on sales of the Avesis Advantage Vision Program. Additionally, the Company increased its marketing support staff and network development personnel to further the sales efforts. The Company expects to derive its first revenues from the Avesis Advantage Dental Program during the first half of calendar year 2002. The Company originally anticipated deriving its first revenues from the Avesis Advantage Dental Program during the second half of calendar year 2001, but it has delayed the rollout of the product as its resources have been concentrated in the geographic expansion of sales of the Avesis Advantage Vision Program.

     The Company makes available to its vision Providers a buying group program that enables the Provider to order eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Historically, the Company has not actively marketed the buying group program. The Company began promoting its buying group program to its vision Providers during the first quarter of 2001. Although the Company has seen an increase in Providers applying to become members of the buying group, it has seen a 21% decrease in sales.

     Cost of Services for Avesis Incorporated and its subsidiaries, excluding AbsoluteCare, primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services also includes AbsoluteCare's employee salaries, medical supplies, laboratory consumables and pharmaceuticals dispensed. Cost of Services increased as a percentage of total service revenues, excluding AbsoluteCare revenue, during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000. The increase primarily resulted from higher service costs related to the previously mentioned new Sponsor who began offering the Company's vision program to its Members during the fourth quarter of fiscal 2000, and higher service costs from a second Sponsor whose Members participated in the Company's vision program from October 1, 2000 through August 31, 2001. The Company has discussed the variances in projected utilization of benefits with the two Sponsors. The Company successfully modified the participating provider network and reduced the fee schedule reimbursement for the Sponsor whose program ended on August 31, 2001, as of July 1, 2001, in an effort to make this account profitable over its final two months. The Company is planning to take similar steps to reduce service costs for the other Sponsor during the fourth quarter of 2001.

     General and Administrative expenses decreased as a percentage of total service revenue during the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, and increased as a percentage of total service revenue during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The amount of General and Administrative expenses increased in both the quarter and nine months ended September 30, 2001, as compared to the corresponding periods in the prior year. The increase in expenses primarily relates to the development of AbsoluteCare. The Company experienced a decrease in payroll related to administrative functions for Avesis Incorporated and subsidiaries, excluding AbsoluteCare, which was partially offset by an increase in amortization of goodwill created by the SSEC transaction.

     Selling and marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises (an affiliate). Selling and marketing expenses increased as a percentage of total service revenue during the quarter and nine months ended September 30, 2001, as compared to the corresponding periods in the prior year. The increase primarily resulted from the payroll and associated expenses related to the new salespeople and support staff hired during July 2001, as previously mentioned, and the marketing expenses related to AbsoluteCare, which did not exist in the prior year.

     AbsoluteCare's total service revenue has increased by $279,462, from $455,021 for the quarter ended June 30, 2001, to $734,483 for the quarter ended September 30, 2001. Operating expenses, which includes the cost of pharmaceuticals dispensed, increased by $202,668, from $598,469 for the quarter ended June 30, 2001, to $801,137 for the quarter ended September 30, 2001. The Company began billing for internal laboratory services during June 2001, which generates revenues for laboratory services from approximately 90% of its patient base, compared to 30% of the patient base previously. The Company increased its marketing and public relations efforts during the second quarter of calendar year 2001 in an effort to educate potential patients about the services AbsoluteCare offers. Based upon the Company's business plan, the Company anticipates that the growth of its patient base and the revenue from its laboratory services will enable AbsoluteCare to break even and possibly generate positive cash flow by the end of the fourth quarter of 2001. Because the ultimate result will depend on factors outside the Company's control, there can be no assurances of this result.

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

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it may account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. The Company did not initiate any business combinations prior to July 1, 2001 that were pending as of that date. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon the Company's adoption of Statement 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $427,881, unamortized identifiable intangible assets in the amount of $0, and unamortized negative goodwill in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $52,793 for the year ended December

31, 2000 and $51,501 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $685,081 as of September 30, 2001, compared to $1,898,534 as of December 31, 2000. The decrease of $1,213,453 is primarily due to the Company's loss from operations caused by the increase in cost of services, the hiring of new employees to accelerate the development of the Avesis Advantage Vision Program, the loss from operations during the start-up of AbsoluteCare, the repurchase of the Company's capital stock, the payment of the semi-annual dividend on the Company's Series A Preferred Stock and the capital expenditures related to the development of AbsoluteCare's laboratory. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future, subject to AbsoluteCare's achieving cash flow break even, which is projected for the fourth quarter of 2001, and a diminution of the losses related to Avesis' vision and hearing programs, which is also projected.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of September 30, 2001, the Company had $710,737 of Accounts Payable, compared to $769,813 as of December 31, 2000. The decrease in Accounts Payable primarily relates to the payment of the initial expenses of AbsoluteCare's pharmacy and medical office. Claims reserves of $350,419 as of September 30, 2001 and $273,364 as of December 31, 2000 are included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical trends and its experience.

     The Company expects to pay dividends of approximately $43,000 on the Series A Preferred Stock on December 1, 2001.

                            PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(b) The Certificate of Designation for the Company's Class A, Senior Nonvoting Cumulative Convertible Preferred Stock, Series A, restricts the payment of dividends on the Company's Series 2 Preferred Stock and Common Stock. Accordingly, the Company did not pay the quarterly dividend otherwise scheduled for payment during October 2001, on shares of its Series 2 Preferred Stock. Such dividend is cumulative, and the total dividend arrearage is $38,070, or $8.10 per share, as of September 30, 2001 for all 4,700 shares outstanding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the Signatures page, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AVESIS INCORPORATED
                                        (Registrant)


Date: 11/14/01                          /s/ Alan S. Cohn
                                        ----------------------------------------
                                        Alan S. Cohn, Chief Executive Officer
                                        and President


Date: 11/14/01                          /s/ Joel H. Alperstein
                                        ----------------------------------------
                                        Joel H. Alperstein, Chief Financial
                                        Officer and Treasurer

                               Avesis Incorporated
                                  Exhibit Index
              Form 10-QSB for the Quarter Ended September 30, 2001


Exhibit No.             Description                                   Incorporated by Reference from the:
-----------             -----------                                   -----------------------------------
    11                  Statement re: Computation of per Share        Earnings per Share Computation, see Note 2 to
                        Earnings                                      the Notes to Condensed Consolidated Financial
                                                                      Statements