Form 10QSB/A
period 2001-09-30
AVESIS INC
filed 2001-11-29
CIK 795574

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                               AVESIS INCORPORATED
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                         2001           2000
                                                                      -----------    -----------
Cash flows from operating activities:
  Net (loss)/income                                                   $(1,163,349)   $   353,163
                                                                      -----------    -----------
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation and amortization                                        236,846        155,234
     Provision for losses on receivables                                  (12,405)        (3,901)
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                                 (2,465)      (182,718)
       Inventory                                                          (21,424)            --
       Prepaid expenses and other                                          82,344        (13,840)
       Other assets                                                           552       (106,127)
       Accounts payable                                                   (59,076)      (202,776)
       Accrued expenses                                                   (10,982)       (21,184)
       Deferred income                                                      2,436         12,213
                                                                      -----------    -----------
          Total adjustments                                               215,826       (363,099)
                                                                      -----------    -----------

          Net cash used in operating activities                          (947,523)        (9,936)
                                                                      -----------    -----------
Cash flows from investment activities:
  Purchases of property and equipment                                    (158,202)      (162,913)
  Asset acquisition                                                            --       (286,842)
                                                                      -----------    -----------

          Net cash used in investing activities                          (158,202)      (449,755)
                                                                      -----------    -----------
Cash flows from financing activities:
  Principal payments under capital lease obligation                       (10,562)        (9,474)
  Payment of dividend on preferred stock                                  (45,590)       (45,606)
  Payments for repurchase of common and preferred stock                   (51,576)            --
                                                                      -----------    -----------

          Net cash used in financing activities                          (107,728)       (55,080)
                                                                      -----------    -----------

          Net decrease in cash and cash equivalents                    (1,213,453)      (514,771)

Cash and cash equivalents, beginning of period                          1,898,534      2,483,739
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $   685,081    $ 1,968,968
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

                                        AVESIS INCORPORATED
                                        (Registrant)


Date: 11/29/01                          /s/ Alan S. Cohn
                                        ----------------------------------------
                                        Alan S. Cohn, Chief Executive Officer
                                        and President


Date: 11/29/01                          /s/ Joel H. Alperstein
                                        ----------------------------------------
                                        Joel H. Alperstein, Chief Financial
                                        Officer and Treasurer

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