Form 10KSB
period 2001-12-31
AVESIS INC
filed 2002-04-01
CIK 795574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $9,564,051.

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the average of the last bid and asked prices of the registrant's Common Stock in the over-the-counter market reported by the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on March 8, 2002 was $965,650. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     The number of outstanding shares of the registrant's Common Stock on March 8, 2002 was 7,618,425.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               AVESIS INCORPORATED
                            FORM l0-KSB ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM l.  Description of Business ..............................................1
ITEM 2.  Description of Properties ............................................7
ITEM 3.  Legal Proceedings ....................................................7
ITEM 4.  Submission of Matters to a Vote of Security Holders ..................7

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters .............8
ITEM 6.  Management's Discussion and Analysis or Plan of Operation............11
ITEM 7.  Financial Statements ................................................18
ITEM 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ............................................19

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ...................19
ITEM 10. Executive Compensation ..............................................22
ITEM 11. Security Ownership of Certain Beneficial Owners and Management ......24
ITEM 12. Certain Relationships and Related Transactions.......................26
ITEM 13. Exhibits and Reports on Form 8-K ....................................27
SIGNATURES ...................................................................28

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS

GENERAL

     Avesis Incorporated, a Delaware corporation (together with its subsidiaries, the "Company"), is an ancillary healthcare management firm, organized in 1978. The Company markets and administers vision, dental and hearing managed care and discount programs ("Programs") nationally and operates AbsoluteCare, Inc. ("AbsoluteCare"), an infectious disease medical center. The Programs are designed to enable participants ("Members"), who are enrolled through various sponsoring organizations such as insurance carriers, HMOs, Blue Cross and Blue Shield organizations, corporations, unions and various associations ("Sponsors"), to realize savings on purchases of products and services through the Company's independent network of providers such as ophthalmologists, optometrists, opticians, dentists and hearing specialists ("Providers"). AbsoluteCare was established in 2000 to create infectious disease treatment centers, with a current emphasis on HIV/AIDS treatment, potentially on a national basis.

Total service revenue has been derived from the product lines in the following percentages:

                                                                                   (unaudited)
                                      Year Ended             Year Ended             Year Ended
                                  December 31, 2001      December 31, 2000      December 31, 1999
                                  -----------------      -----------------      -----------------
Vision and Hearing Program               63%                    73%                    74%
Dental Program                            1%                     7%                     9%
Buying Group Program                     12%                    18%                    16%
AbsoluteCare                             24%                    --                     --
Other                                    --                      2%                     1%

Total Service Revenue                 $9,564,051             $7,808,695             $9,957,445

ABSOLUTECARE, INC.

     On July 24, 2000, the Company founded AbsoluteCare, a wholly owned subsidiary, in Delaware. AbsoluteCare combines all of the primary health services that HIV patients need in one facility. These include professional care, in-house pharmacy and laboratory services.

AbsoluteCare's first medical center opened in Atlanta, Georgia (the first HIV medical center to open in Atlanta in almost a decade), in late November of 2000. The center has seen its patient base grow to approximately 1,470 patients as of March 21, 2002, from 310 patients as of March 28, 2001. AbsoluteCare provides medical services to patients with private health insurance, Medicaid/Medicare or to those who privately pay for such services.

     During February 2002, the Company signed a lease for a second AbsoluteCare location in the Atlanta Metro area. The second location will utilize the pharmacy and laboratory at the initial site and is expected to open for patient visits during April 2002.

VISION PROGRAM

     The Company offers provider networks and administrative services for group vision programs ("Vision Program"). The Vision Program is designed to provide savings by reducing the cost of eye examinations and vision products (frames, eyeglass lenses and contact lenses).

     Under the Vision Program, a Member is entitled to discount pricing that Providers offer for eye examinations and the purchase of eyewear at network Provider locations. The Member may be fully responsible for paying the Provider unless the Sponsor (a self-funding employer or insurer) is obligated to pay the Provider, or reimburse the Member. In some cases, the Company may act as a third party administrator for the Sponsor and pay the Providers from funds provided by the Sponsor for that purpose.

     Under some Programs, each Member pays an annual enrollment fee to the Company for the right to utilize network Providers and receive discounts. In other cases, typically involving Sponsors who pay benefits, the Sponsors pay the Company a periodic enrollment fee for each Member.

     If the Program has insured or self-funded benefits, the Sponsor determines the products and services that will be covered, how frequently the benefit is available and, subject to local regulation, whether reimbursement for non-network Provider purchases will be made.

     The Company principally derives revenues from fees paid by or on behalf of Members for enrollment, plan administration and services, and claims administration, and in certain cases also derives revenues from fees paid by Providers when Members purchase eyewear and services.

The table below sets forth the approximate numbers of Providers and Members enrolled in the Vision Program at the dates indicated:

                           Number of           Number of          Number of
     Date                  Providers            States             Members
     ----                  ---------            ------             -------
December 31, 2001            8,805                50              1,474,000
December 31, 2000            7,064                48              1,401,000
December 31, 1999            6,700                46                687,000

Substantially all of the Providers indicated above are optometrists. The numbers of Members indicated in the above table are as reported to the Company by Sponsors and may not include all eligible spouses and children of Members.

     The Company administers a buying group for vision Providers so that they may take advantage of volume buying discounts for eyeglass frames. The Company has entered into arrangements with certain frame manufacturers that enable Providers to obtain frames at prices generally below wholesale prices. The Company is billed directly by the frame manufacturers and is responsible for the billing and collection of amounts due from the Providers. The Company receives a discount, greater than the amount given to the Providers, from the frame manufacturers to pay for the cost of administering the buying group program. Providers are not obligated to purchase from designated suppliers.

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

DENTAL PROGRAM

     The Company establishes and maintains dental Provider networks that it also makes available to Sponsors. Fees charged to Members by Providers are based upon fee schedules that the Providers have accepted. Similar to the Vision Program, the Company's dental program (the "Dental Program") is offered both for Members who are themselves responsible for paying 100% of the costs of their care to their Providers, and for Programs under which the Sponsor assumes the obligation of paying Providers (or reimbursing Members) for the agreed-upon costs of specified care. Revenues from the Dental Program principally are derived in the same manner as the Vision Program.

     The table below sets forth the approximate number of Providers and Members enrolled in the Dental Program at the dates indicated, as reported to the Company by Sponsors:

                           Number of           Number of          Number of
     Date                  Providers            States             Members
     ----                  ---------            ------             -------
December 31, 2001            9,229                43                31,000
December 31, 2000            9,149                43                25,000
December 31, 1999            8,945                43                73,000

See also Item 6 - "Management's Discussion and Analysis or Plan of Operation"

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

MARKETING

     The Company markets nationally to potential Sponsors that have or have access to a large number of potential Members. Marketing is done through the efforts of the Company's sales personnel and unaffiliated insurance brokers, general agents and employee benefit consultants compensated on a commission basis. Substantial marketing services are also provided through National Health Enterprises, Inc. ("NHE"), an affiliate. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc." and Item 6 - "Management's Discussion and Analysis or Plan of Operation - Results of Operations."

     The Company's sales and marketing personnel market the full range of the Company's products and services. The Company believes that offering a range of products and services in multiple product lines differentiates it from its competitors and enables it to offer a more comprehensive solution to its customers' benefits needs.

     The Company's three largest Sponsors accounted for 14%, 11% and 11% of total service revenues for the year ended December 31, 2001. The Company's four largest Sponsors accounted for 22%, 15%, 9% and 9% of total service revenues during the year ended December 31, 2000. The Company is substantially dependent on a limited number of Sponsors and may be materially adversely affected by termination of any of its agreements with Sponsors.

     In an effort to minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of January 1, 2001 and approximately 106,800 as of January 1, 2002, including approximately 62,100 and 24,500 Members from two employee groups. These two groups arose from direct contracts with single employers. In most instances the sizes of the groups participating in the Avesis Advantage Vision Program are significantly smaller. As with the Company's traditional vision business, the Company may be materially adversely affected by the loss of a large group participating in the Avesis Advantage Vision Program.

     During July 2001, the Company hired three salespeople, located in Georgia, Pennsylvania and Massachusetts, to market the Company's products, concentrating on sales of the Avesis Advantage Vision Program. Additionally, the Company increased its marketing support staff and network development personnel to further the sales efforts. The Company expects to derive its first revenues from the Avesis Advantage Dental Program during the first half of calendar year 2002. The Company originally anticipated deriving its first revenues from the Avesis Advantage Dental Program during the second half of calendar year 2001, but it has delayed the rollout of the product, as its resources have been concentrated on the geographic expansion of sales of the Avesis Advantage Vision Program.

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

REGULATION

     Certain registration and licensing laws and regulations (including those applicable to third party administrators, reinsurers, preferred provider organizations, franchises and business opportunities) in many states in which the Company operates may have application to various aspects of the Company's programs. In addition, statutes and regulations applicable to insurers and providers, including those relating to fee splitting, referral fees, advertising, patient freedom of choice, provider rights to participate and antidiscrimination in reimbursement, may impact the Company. The Company believes that it is in compliance with applicable laws and regulations as the Company understands they are currently interpreted. However, there can be no assurance that changes in interpretation will not occur in the future or that existing laws and regulations will not be broadened. In that event, the Company could be required to register in various additional states and/or post substantial fidelity or surety bonds. Alternatively, the Company may be required to alter its services, modify its contractual arrangements with Sponsors, Providers and Members, be precluded from providing some or all of its services in some states, or be subject to substantial fines or penalties. Any or all of the foregoing consequences could materially adversely affect the Company.

EMPLOYEES

     As of March 13, 2002, the Company had 49 full-time employees as compared to 46 full-time employees as of March 12, 2001. The Company believes that its relationship with its employees is good. There are no employees represented by a union.

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

     The Company maintains sales and administrative offices at 10324 S. Dolfield Road, Owings Mills, Maryland 21117, 790 Turnpike Street, Suite 202, North Andover, Massachusetts 01845, 2398 Lenora Church Road, Suite 200, Snellville, Georgia 30078 and at 5321 First Place NE, Washington, D.C. 20011. The DC office is used pursuant to a verbal agreement with a non-affiliated lessee that is terminable at will and is at no cost to the Company. The Company entered into a lease agreement on June 3, 1999 for approximately 1,500 usable square feet of space in Owings Mills, Maryland for a term of five years, which began November 1, 1999. The lease agreement is with KA Real Estate Associates, LLC, a related entity owned by Messrs. Cohn and Blum, Jr., with the terms being no less favorable than an arm's length transaction. The amounts incurred under the sales office lease agreements in Massachusetts and Georgia are not significant on a monthly basis. The Company owns and leases various computer, data processing and other office equipment. The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for the present level of operations. See Item 12 - "Certain Relationships and Related Transactions."

     On August 9, 2000, AbsoluteCare entered into a lease agreement for approximately 5,000 square feet at 2581 Piedmont Road, Suite A400, Atlanta, Georgia 30324, with an unrelated party. The lease term is for three years and began November 1, 2000. AbsoluteCare's first infectious disease center is located on the premises. During February 2002, the Company entered into a lease agreement for a second AbsoluteCare location, at 3565-9 Martin Luther King, Jr. Drive, Atlanta, Georgia 30331, with an unrelated party. The lease is for appromiately 2,000 square feet, has a three-year term and began March 1, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None submitted during the fourth quarter of fiscal year 2001.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is quoted in the over-the-counter market. Quotations are reported in the "pink sheets" published by the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board. The following table sets forth the high and low bid price for the Company's Common Stock as reported by the National Quotation Bureau, Inc. for each quarterly period during the fiscal years ended December 31, 2000 and 2001. Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The Company's Class A Nonvoting Cumulative Convertible Preferred Stock, Series 2 ("Series 2 Shares"), and Its Class A Senior Nonvoting Cumulative Convertible Preferred Stock, Series A ("Series A Shares") Shares were not quoted during the periods presented and quotes are currently not available pursuant to the National Quotation Bureau, Inc. and via the National Association of Securities Dealers' Inc. Electronic Bulletin Board.

                                                    Bid Quotation Range
                                                   ---------------------
Fiscal Year Ended December 31, 2000                   High         Low
-----------------------------------                ---------     -------
First Quarter ended March 31, 2000                 $ 2.50        $0.38
Second Quarter ended June 30, 2000                   0.875        0.51
Third Quarter ended September 30, 2000               0.51         0.51
Fourth Quarter ended December 31, 2000               0.625        0.40

Fiscal Year Ended December 31, 2001
-----------------------------------
First Quarter ended March 31, 2001                 $ 0.65625     $0.4375
Second Quarter ended June 30, 2001                   0.53125      0.51
Third Quarter ended September 30, 2001               0.52         0.49
Fourth Quarter ended December 31, 2001               0.51         0.49

The Company has evaluated whether the benefits of remaining a reporting entity under the securities laws and having its stock registered under the Securities Exchange Act of 1934 and traded on the OTC Bulletin Board exceed the costs. As a result of this evaluation, the Company has decided to deregister its Common Stock and Series 2 Preferred Stock. The Company's Series A Preferred Shares are not registered under the Securities Exchange Act of 1934. As a reporting company, the Company incurs additional costs complying with the reporting standards. Also, the Company is required to disclose information publicly it would not otherwise have to disclose and which it might prefer, for competitive reasons, not to disclose publicly. The Company also believes that there could be other advantages of deregistering its stock and believes, based upon the current number of holders and advice of counsel, that it is permitted. When the Company deregisters, the stock may still trade in the OTC pink sheets, from time to time, although the Company cannot assume a market will exist. The Company anticipates the filing of the Securities and Exchange Commission Form 15, Certification and Notice of Termination of Registration under Section 12(g) of the Securities and Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, the first week of April 2002.

COMMON STOCK

     As of March 8, 2002, there were 7,618,425 shares of Common Stock outstanding held by approximately 155 stockholders of record. Trading activity with respect to the Common Stock has been limited and the volume of transactions may not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock since its inception and does not expect to pay dividends on its Common Stock at any time for the foreseeable future. The Series A Shares are senior in rights to the Series 2 Shares with respect to the payment of annual dividends and redemptions. Under the Certificate of Designation for the Series A Shares, no dividends may be paid on the Series 2 Shares or the Common Stock until the Series A Shares have received all current and cumulative dividends and the earliest of any of the following events occurs (i) every outstanding share of the Series A Shares has been either redeemed or converted, (ii) any time after May 31, 2005, or
(iii) the first day of any fiscal year following two consecutive fiscal years in which the Company had net income and net cash flow in each year in excess of $1.5 million and the Company's tangible net equity at the end of the second fiscal year is at least $5 million. The terms of the Series 2 Shares provide that as long as any of the Series 2 Shares remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the Common Stock of the Company unless the full dividends on the Series 2 Shares for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof.

CONVERSION OF PREFERRED STOCK TO COMMON STOCK

     Each share of the Company's Series A Preferred Stock is currently convertible at any time at the option of the holder of the Series A Preferred Stock into 10 shares of Common Stock of the Company. Each share of the Company's Series 2 Preferred Stock is currently convertible at any time at the option of the holder of the Series 2 Preferred Stock into 2.5 shares of Common Stock of the Company. The conversion ratios are subject to adjustment for stock splits and combinations, stock dividends, reclassifications, exchanges or substitutions relating to the Company's Common Stock, and any reorganization, merger, consolidation or sale of assets of the Company.

SELECTED FINANCIAL DATA

     The following table sets forth selected financial information regarding the Company. This information should be read in conjunction with the Company's Financial Statements and related notes and Management's Discussion and Analysis or Plan of Operation included elsewhere in this Form 10-KSB. The selected financial data for the fiscal years ended December 31, 2001 and 2000, the Transition Period ended December 31, 1999 and the two fiscal years ended May 31, 1999 and 1998, have been derived from the Company's audited financial statements. The selected financial data are included herein as additional information.

                                Fiscal Year Ended December 31,                 Fiscal Years Ended May 31,
                                ------------------------------   Transition    ---------------------------
Selected Operating Data:             2001            2000          Period          1999           1998
------------------------         ------------    ------------   ------------   ------------   ------------
Total service revenue            $  9,564,051    $  7,808,695   $  5,614,154   $ 10,206,467   $  8,336,631
Cost of services &
  operating expenses               10,995,966       7,755,404      5,024,537      9,300,195      8,010,021
Net income (loss) (1)              (1,367,471)        184,443      1,045,838      1,006,265        313,875
Net income (loss) per share of
  Common Stock - Basic (2)              (0.19)            .01            .13            .13            .06

                                               As of December 31,                      As of May 31,
                                 -------------------------------------------   ---------------------------
Selected Balance Sheet Data:         2001            2000           1999           1999           1998
----------------------------     ------------    ------------   ------------   ------------   ------------
Working capital                  $    594,857    $  1,955,011   $  2,198,148   $  1,651,410   $    350,418
Current assets                      1,317,198       2,793,938      2,961,887      3,197,248      1,588,969
Total assets                        2,696,580       4,323,594      3,905,999      3,897,255      2,241,705

Current liabilities                   722,341         838,927        763,739      1,545,838      1,238,551
Long term obligations                      --             274         13,614         20,368         90,475
Total liabilities                     722,341         839,201        777,353      1,566,206      1,329,026
Total stockholders' equity          1,974,239       3,484,393      3,128,646      2,331,049        912,679

(1) Transition Period net income includes the cumulative effect of a change in accounting method that increased income by $521,000 ($470,000 after taxes).

(2) After provision for preferred stock dividends as follows: $90,873 in 2001; $95,409 in 2000; $61,049 in the Transition Period; $107,936 in 1999 and
     $63,270 in 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     On March 24, 2000 the Company purchased substantially all of the assets of Southern States Eye Care, LLC ("SSEC"), including but not limited to the name "Southern States Eye Care", service marks, trade marks, trade names, current client contracts, provider contracts and managed care contracts. The aggregate purchase price for the acquisition of $549,324, was $250,000 in cash, 350,000 shares of the Company's Common Stock and $36,842 of transaction-related costs. The Company used its existing cash to finance the purchase. The acquisition of SSEC broadened the Company's client base and increased the Company's vision provider network in Georgia, Alabama and North Carolina. The Company is using the acquired assets to continue SSEC's lines of business, which the Company is operating out of its corporate headquarters in Phoenix, Arizona.

RESULTS OF OPERATIONS

     The following table details the Company's major revenue and expense categories for the years ended December 31, 2001 and 2000:

                                                Year Ended                      Year Ended
                                             December 31, 2001               December 31, 2000            Increase/(Decrease)
                                        ---------------------------     ---------------------------    ------------------------
                                                          % of                            % of
                                                      Total Service                   Total Service
                                                         Revenue                         Revenue                       % Change
                                                         -------                         -------                       --------
Revenue:
Total Service Revenue                   $ 9,564,051        100%         $ 7,808,695        100%        $ 1,755,356         22%
Vision & Hearing Program                  5,919,584         62%           5,693,485         73%            226,099          4%
Dental Program                              129,012          1%             559,193          7%           (430,181)       (77%)
Buying Group Program                      1,123,817         12%           1,418,740         18%           (294,923)       (21%)
AbsoluteCare, Inc.                        2,340,040         24%              35,847          0%          2,304,193       6428%
Other                                        51,598          1%             101,430          1%            (49,832)       (49%)

Expenses:
Cost of Services - Avesis
Incorporated & Subsidiaries
excluding AbsoluteCare, Inc.              5,675,196         59%           5,289,352         68%            385,844          7%
Cost of Services - AbsoluteCare, Inc.     2,296,583         24%             114,933          1%          2,181,650       1898%
General & Administrative                  1,853,470         19%           1,527,518         20%            325,952         21%
Selling & Marketing                       1,170,717         12%             823,601         11%            347,116         42%

Loss from Operations
- AbsoluteCare, Inc.                       (448,692)        (5%)           (214,525)        (3%)          (234,167)       109%
Income/(Loss) from Operations
- Avesis Incorporated &
Subsidiaries excluding
AbsoluteCare, Inc.                         (983,223)       (10%)            267,816          3%         (1,251,039)      (467%)
Net Income/(Loss)                        (1,367,471)       (14%)            184,443          2%         (1,551,914)      (841%)

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

     The Company had approximately 1,474,000 vision and 19,000 hearing Members as of December 31, 2001 compared to approximately 1,401,000 vision and 13,000 hearing Members as of December 31, 2000. The increase in vision and hearing revenue during the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily the result of the growth of the Avesis Advantage vision plan, partially offset by the loss of Members from three vision plan Sponsors during the second half of fiscal 2001. The three Sponsors collectively had a total of approximately 55,000 Members as of January 1, 2001. Other changes in the number of vision and hearing Members occurred due to Sponsors' employee or Member fluctuations in the normal course of business.

     The Company had approximately 31,000 dental Members as of December 31, 2001, compared to approximately 25,000 dental Members as of December 31, 2000. The Company's Dental Program revenue declined by $430,181, from $559,193 for the year ended December 31, 2000 to $129,012 for the year ended December 31, 2001. The decline of the Company's Dental Program revenue resulted from the loss of approximately 45,000 Members, during the fourth quarter of the year ended December 31, 2000, from three Sponsors who did not renew their contracts with the Company. Therefore, their membership numbers were not reflected in the end of year total for the prior year. The loss in membership has been partially offset by the growth in membership of two existing Sponsors. The majority of the Company's current dental membership is enrolled in programs that provide a lower level of benefit, and therefore the Sponsors pay a lower per member per month fee, compared to the three Sponsors, mentioned above, who did not renew their contracts.

     In an effort to minimize the Company's risk related to its dependence on a limited number of Sponsors, the Company has developed the Avesis Advantage Vision Program and the Avesis Advantage Dental Program. These insured products allow the Company to market and contract directly with employers, unions and other groups either through the Company's internal sales staff or the broker community. An insurance carrier underwrites the Avesis Advantage Programs and provides the Company access to the required licensure to sell products to the above-mentioned markets. Prior to the access to the previously mentioned licensure, the Company was only able to market its programs to entities that possessed their own insurance licenses or provided self-funded benefits. The Company derived its first revenues from its Avesis Advantage Vision Program in December 1999, and had approximately 9,500 Members as of January 1, 2001 and approximately 106,800 as of January 1, 2002, including approximately 62,100 and 24,500 Members from two employee groups. These two groups arose from direct contracts with single employers. In most instances the sizes of the groups participating in the Avesis Advantage Vision Program are significantly smaller. As with the Company's traditional vision business, the Company may be materially adversely affected by the loss of a large group participating in the Avesis Advantage Vision Program.

     During July 2001, the Company hired three salespeople, located in Georgia, Pennsylvania and Massachusetts, to market the Company's products, concentrating on sales of the Avesis Advantage Vision Program. Additionally, the Company increased its marketing support staff and network development personnel to further the sales efforts. The Company expects to derive its first revenues from the Avesis Advantage Dental Program during the first half of calendar year 2002. The Company originally anticipated deriving its first revenues from the Avesis Advantage Dental Program during the second half of calendar year 2001, but it has delayed the rollout of the product, as its resources have been concentrated on the geographic expansion of sales of the Avesis Advantage Vision Program.

     The Company makes available to its vision Providers a buying group program that enables the Provider to purchase eyeglass frames from the manufacturers at discounts from wholesale costs. These discounted prices are generally lower than a Provider could negotiate individually, due to the large volume of purchases of the buying group. Historically, the Company has not actively marketed its buying group program. The Company began promoting its buying group program to its vision Providers during the first quarter of 2001. Although the Company has seen an increase in Providers applying to become members of the buying group, it has seen a 21% decrease in sales. Due to recent competitive pressures by certain eyeglass frame manufacturers to sell their products directly to the provider community, the Company is considering the ongoing viability of its buying group program. The buying group program to date has never generated a significant contribution to income and is administered by the Company only as a benefit to its providers.

     Costs of Services for Avesis Incorporated and its subsidiaries, excluding AbsoluteCare, primarily relate to servicing Members, Providers, and Sponsors under the Company's vision, hearing and dental benefit programs as well as the cost of frames that are sold through the Company's buying group program as discussed above. Cost of Services also includes AbsoluteCare's employee salaries, medical supplies, laboratory consumables and pharmaceuticals dispensed. Cost of Services increased as a percentage of total service revenues, excluding AbsoluteCare revenue, during the year ended December 31, 2001, as compared to the year ended December 31, 2000. The increase primarily resulted from service costs higher than historical amounts related to a Sponsor who began offering the Company's vision program to its Members during the fourth quarter of fiscal 2000, and higher service costs from a second Sponsor whose Members participated in the Company's vision program from October 1, 2000 through August 31, 2001. The Company successfully modified the participating provider network and reduced the fee schedule reimbursement for the first Sponsor with the higher service costs as of the end of fiscal 2001. The benefits of the modifications should be realized beginning in the first quarter of fiscal 2002.

     General and Administrative expenses decreased slightly as a percentage of total service revenue but increased in amount during the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in expenses primarily relates to the development of AbsoluteCare.

     Selling and Marketing expenses include marketing fees, broker commissions, inside sales and marketing salaries and related expenses, travel related to the Company's sales activities and an allocation of related overhead expenses. A significant amount of the Company's marketing activities has been outsourced to management consultants, National Health Enterprises, Inc. (an affiliate). Selling and marketing expenses increased as a percentage of total service revenue during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase primarily resulted from the payroll and associated expenses related to the new salespeople and support staff hired during July 2001, as previously mentioned, revenues from which commence later than the related expenses and the marketing expenses related to AbsoluteCare, which were not significant in the prior year. See Item 12 - "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc."

The following table details AbsoluteCare's patient revenues by quarter from its inception in November 2000:

                                                               Cost of
                           Clinic              Cost of       Services as
  Quarter ended:       Patient Revenue        Services      a % of Revenue
  --------------       ---------------        --------      --------------
December 31, 2000         $ 35,847            $114,933           321%
  March 31, 2001          $269,950            $321,892           119%
  June 30, 2001           $455,021            $466,077           102%
September 30, 2001        $734,483            $684,862            93%
December 31, 2001         $880,586            $823,752            94%

     The Company began billing for internal laboratory services during June 2001, which allows the Company to generate revenues for laboratory services from approximately 90% of its patient base, compared to 30% of the patient base previous to internalizing the laboratory services. The Company increased its marketing and public relations efforts during the second quarter of calendar year 2001 in an effort to educate potential patients about the services AbsoluteCare offers. Based upon the Company's business plan, the Company anticipates that the growth of its patient base and the revenue from its laboratory services will enable AbsoluteCare at least to break even and generate positive cash flow in fiscal 2002. Because the ultimate result will depend on factors outside the Company's control, there can be no assurances of this result.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company has unamortized goodwill in the amount of $427,881, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $52,793 for the year ended December 31, 2000 and $68,668 for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statements

141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $586,610 as of December 31, 2001, compared to $1,898,534 as of December 31, 2000. The decrease of $1,311,924 is primarily due to the Company's loss from operations caused by the increase in cost of services, the hiring of new employees to accelerate the development of the Avesis Advantage Vision Program, the loss from operations during the start-up of AbsoluteCare, repurchases of the Company's capital stock, payment of the semi-annual dividend on the Company's Series A Preferred Stock and capital expenditures related to the development of AbsoluteCare's laboratory. Current cash on hand and cash provided from operations is expected to allow the Company to sustain operations for the foreseeable future, subject to AbsoluteCare's maintaining of positive cash flow, which is projected for calendar year 2002, expansion of Avesis' vision and hearing programs at projected gross margins and a diminution of the losses related to Avesis' vision and hearing programs, which is also projected.

     The Company is party to a revolving credit facility for an amount not to exceed $100,000. The credit facility allows the Company flexibility to better manage its cash liquidity. To date, the Company has never drawn funds on the credit facility.

     As of December 31, 2001, the Company had $650,094 of Accounts Payable, compared to $769,813 as of December 31, 2000. The decrease in Accounts Payable primarily relates to the payment of the initial expenses of AbsoluteCare's pharmacy and medical office. Claims reserves of $270,975 as of December 31, 2001 and $273,364 as of December 31, 2000 are included in Accounts Payable. The reserves are for incurred but not reported claim reimbursements to Providers who participate in certain managed care programs. The Company believes this reserve is adequate based upon historical trends and its experience.

     The Company expects to pay dividends of approximately $43,000 on the Series A Shares to holders of record on May 31, 2002.

     The Company anticipates that it will file the necessary document to deregister its Common Stock and Series 2 Preferred Stock during the first week of April 2002. See Item 5 - "Market for Common Equity and Related Stockholder Matters" for additional information.

ITEM 7. FINANCIAL STATEMENTS

     Financial Statements appear commencing at page F-1 hereafter.

                      AVESIS INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 F-1

Financial Statements:

  Consolidated Balance Sheets                                                F-2

  Consolidated Statements of Operations                                      F-3

  Consolidated Statements of Stockholders' Equity                            F-4

  Consolidated Statements of Cash Flows                                      F-5

  Notes to Consolidated Financial Statements                                 F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Avesis Incorporated:

We have audited the accompanying consolidated balance sheets of Avesis Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avesis Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP


Baltimore, Maryland
March 1, 2002

                      AVESIS INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                      ASSETS                                               2001            2000
                                                                                       ------------    ------------
Current assets:
  Cash and cash equivalents                                                            $    586,610       1,898,534
  Accounts receivable, net (note 2)                                                         537,299         478,517
  Inventory                                                                                  87,550         114,973
  Income taxes receivable                                                                        --          27,141
  Prepaid expenses and other                                                                105,739         274,773
                                                                                       ------------    ------------
      Total current assets                                                                1,317,198       2,793,938

Property and equipment, net (note 3)                                                        586,467         666,713
Goodwill, net of accumulated amortization of $121,461                                       427,881         496,549
Deposits and other assets                                                                   365,034         366,394
                                                                                       ------------    ------------
      Total assets                                                                     $  2,696,580       4,323,594
                                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $    650,094         769,813
  Current installments of obligations under capital leases                                       --          10,288
  Accrued expenses                                                                           60,479          45,030
  Deferred income                                                                            11,768          13,796
                                                                                       ------------    ------------
      Total current liabilities                                                             722,341         838,927

Obligations under capital leases, excluding current installments                                 --             274
                                                                                       ------------    ------------
      Total liabilities                                                                     722,341         839,201
                                                                                       ------------    ------------

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 12,000,000 shares (note 8):
    $3.75 Class A, senior nonvoting cumulative convertible preferred stock, Series A. Authorized 1,000,000 shares; 256,721 and 270,160 shares issued and outstanding at December 31, 2001 and 2000,
      respectively (liquidation preference of $3.75 per share)                                2,568           2,702
    $10 Class A, nonvoting cumulative convertible preferred stock,
      Series 2. Authorized 1,000,000 shares; 4,700 shares issued and
      outstanding (liquidation preference of $10 per share)                                      47              47
  Common stock of $.01 par value. Authorized 30,000,000 shares; 7,618,425 and 7,621,047 shares issued and outstanding at December 31, 2001 and
    2000, respectively                                                                       76,184          76,210
  Additional paid-in capital                                                             10,472,760      10,524,176
  Accumulated deficit                                                                    (8,577,320)     (7,118,742)
                                                                                       ------------    ------------
      Total stockholders' equity                                                          1,974,239       3,484,393

Commitments and contingencies (notes 4, 10, 11, 12, 13 and 16)
                                                                                       ------------    ------------
                                                                                       $  2,696,580       4,323,594
                                                                                       ============    ============

See accompanying notes to consolidated financial statements

                      AVESIS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended December 31, 2001 and 2000

                                                                       2001            2000
                                                                   ------------    ------------
Service revenues:
  Administration fees                                              $  6,048,596       6,252,678
  Clinic patient revenues                                             2,340,040          35,847
  Buying group                                                        1,123,817       1,418,740
  Other                                                                  51,598         101,430
                                                                   ------------    ------------
      Total service revenues                                          9,564,051       7,808,695

Cost of services                                                      7,971,779       5,404,285
                                                                   ------------    ------------
      Income from services                                            1,592,272       2,404,410

General and administrative expenses                                   1,853,470       1,527,518
Selling and marketing expenses                                        1,170,717         823,601
                                                                   ------------    ------------
      Income (loss) from operations                                  (1,431,915)         53,291
                                                                   ------------    ------------
Non-operating income (expense):
  Interest income                                                        50,262         136,583
  Interest expense                                                         (472)         (1,394)
  Other                                                                  14,654           2,963
                                                                   ------------    ------------
      Total non-operating income                                         64,444         138,152
                                                                   ------------    ------------
      Income (loss) before income taxes                              (1,367,471)        191,443

Income taxes                                                                 --           7,000
                                                                   ------------    ------------
      Net income (loss)                                              (1,367,471)        184,443

Preferred stock dividends                                                90,873          95,409
                                                                   ------------    ------------
      Net income (loss) available to common stockholders           $ (1,458,344)         89,034
                                                                   ============    ============
Earnings (loss) per share:
  Basic                                                            $      (0.19)           0.01
  Diluted                                                          $      (0.19)           0.01
                                                                   ============    ============
Weighted average common and equivalent shares outstanding:
  Basic                                                               7,619,553       7,534,420
  Diluted                                                             7,857,120       7,924,639
                                                                   ============    ============

See accompanying notes to consolidated financial statements

                      AVESIS INCORPORATED AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 2001 and 2000

                                                   PREFERRED STOCK                        ADDITIONAL                       TOTAL
                                             --------------------------       COMMON        PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                              SERIES A       SERIES 2         STOCK         CAPITAL        DEFICIT        EQUITY
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                   $     2,722             50         72,503     10,265,360     (7,211,989)     3,128,646
Conversion of 2,000 shares
  of preferred stock, Series A
  for 20,000 shares of common stock
  and 300 shares of preferred stock,
  Series 2 for 750 shares of common stock            (20)            (3)           207           (184)            --             --
Issuance of 350,000 shares of common stock
  in connection with business
  acquisition (note 13)                               --             --          3,500        259,000             --        262,500
Dividends paid on preferred stock,                    --             --             --             --        (91,196)       (91,196)
  Series A
Net income                                            --             --             --             --        184,443        184,443
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                         2,702             47         76,210     10,524,176     (7,118,742)     3,484,393
Stock repurchase, 2,622 shares
  of common stock                                     --             --            (26)        (1,311)            --         (1,337)
Stock repurchase, 13,439 shares
  of preferred stock, Series A                      (134)            --             --        (50,105)            --        (50,239)
Dividends paid on preferred stock,                    --             --             --             --        (91,107)       (91,107)
  Series A
Net loss                                              --             --             --             --     (1,367,471)    (1,367,471)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                   $     2,568             47         76,184     10,472,760     (8,577,320)     1,974,239
                                             ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2001 and 2000

                                                                                    2001            2000
                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                             $ (1,367,471)        184,443
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  318,990         224,407
      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                                          (58,782)       (177,469)
        Inventory                                                                     27,423        (114,973)
        Income tax receivable                                                         27,141         (27,141)
        Prepaid expenses and other                                                   169,034         (97,673)
        Deposits and other assets                                                      1,360          66,114
        Accounts payable                                                            (119,719)         90,164
        Accrued expenses                                                              15,449         (14,708)
        Deferred income                                                               (2,028)           (268)
                                                                                ------------    ------------
          Net cash provided by (used in) operating activities                       (988,603)        132,896
                                                                                ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment                                               (170,076)       (326,723)
  Payments for acquisition                                                                --        (286,842)
                                                                                ------------    ------------
          Net cash used in investing activities                                     (170,076)       (613,565)
                                                                                ------------    ------------
Cash flows from financing activities:
  Payment of dividend on preferred stock                                             (91,107)        (91,196)
  Repurchase of capital stock                                                        (51,576)             --
  Principal payments under capital lease obligations                                 (10,562)        (13,340)
                                                                                ------------    ------------
          Net cash used in financing activities                                     (153,245)       (104,536)
                                                                                ------------    ------------
          Net decrease in cash and cash equivalents                               (1,311,924)       (585,205)

Cash and cash equivalents, beginning of year                                       1,898,534       2,483,739
                                                                                ------------    ------------
Cash and cash equivalents, end of year                                          $    586,610       1,898,534
                                                                                ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                        $        472           1,394
                                                                                ============    ============
Supplemental disclosure of noncash investing and
  financing activities: During 2000, 350,000 shares
  of common stock valued at $262,500 were issued in
  connection with an acquisition

See accompanying notes to consolidated financial statements.

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF BUSINESS, CONSOLIDATION POLICY AND GOING CONCERN ASSUMPTION

          Avesis Incorporated, a Delaware Corporation, and its wholly owned subsidiaries, Avesis of Washington, D.C., a District of Columbia Corporation, Avesis Reinsurance Incorporated, an Arizona Corporation, Avesis of New York, Inc., a New York Corporation, and Avesis Third Party Administrators, Inc., an Arizona Corporation (collectively, the Company) market and administer vision, hearing and dental programs which are designed to enable participants (members), who are enrolled through various sponsoring organizations such as insurance carriers, Blue Cross and Blue Shield organizations, corporations, unions, and various associations (sponsors) to realize savings on purchases of products and services through Company-organized networks of providers, such as opticians, optometrists, ophthalmologists, hearing specialists and dentists (providers). The Company also makes available to its vision providers a buying group program that enables the provider to purchase frames from the manufacturers at discounts from wholesale costs. The Company incorporated Avesis Reinsurance Incorporated in October 1999, to enable the Company to insure risks as a life and disability reinsurer, thereby maximizing the potential revenues and earnings related to its Programs. The Company incorporated AbsoluteCare, Inc. (AbsoluteCare) in July 2000 to operate infectious disease centers, with a current concentration on HIV/AIDS treatment and opened a clinic in Atlanta, Georgia in November 2000. The consolidated financial statements include the accounts of Avesis Incorporated and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. They do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities that might result if the Company were unable to continue as a going concern.

          The Company reported a net loss from operations of approximately $1.4 million and negative cash flows from operating activities of approximately $989,000 for the year ended December 31, 2001. These conditions raise doubt about the Company's ability to continue as a going concern.

          The Company has developed an operating plan which reflects the addition of new contracts and growth in patient volumes at AbsoluteCare. In addition, the Company has available a revolving line of credit for an amount not to exceed $100,000. The Company's existing working capital resources, its available credit line and the anticipated results of its operating plan for 2002 indicate that the Company has the ability to continue as a going concern for a period of at least 12 months. Also, the Company intends to identify other sources of capital to fund its operations, if needed. However, there can be no assurance that the Company will be successful in achieving its operating plan for 2002 or in securing any additional capital.

     (b)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                      F-6                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     (c)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, money market funds, and short-term investments with original maturities of 90 days or less.

     (d)  INVENTORY

          Inventory consists of drugs, topicals and other medical supplies of AbsoluteCare.

          Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives which range from five to ten years. Software is amortized over the estimated useful life of five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the respective assets, generally three years.

     (f)  GOODWILL

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

     (g)  CLAIMS PAYABLE

          Claims payable represent the liability for claims reported but not yet paid and claims incurred but not yet reported. Claims payable of $270,975 and $273,364 as of December 31, 2001 and 2000, respectively, are included in accounts payable.

     (h)  REVENUE RECOGNITION

          Clinic patient revenue is reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. Net clinic patient revenue is adjusted in subsequent periods based on final settlements. Administrative fee revenue is recognized on the accrual basis during the month that the member is entitled to use the benefit. Substantially all administrative fee revenue is received in the month the member is entitled to use the benefit. Any amounts received in advance are recorded as deferred income and recognized ratably over the membership period. Buying group revenue is recognized in the month the merchandise is shipped to the provider.

     (i)  DEFERRED REVENUE

          Deferred revenue represents cash received on membership fees received from sponsors in advance of services being rendered, as allowed under fee agreements.

                                      F-7                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     (j)  EARNINGS PER SHARE (EPS)

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

     (k)  INCOME TAXES

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

     (l)  STOCK OPTIONS AND WARRANTS

          All stock options and warrants are granted at exercise prices equal to or greater than the fair market value of the underlying securities on the date of grant. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

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

     (n)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates the carrying value due to the short-term nature of these instruments.

     (o)  COMPREHENSIVE INCOME

          Comprehensive income consists of net income and net unrealized gains (losses) on securities and does not affect the Company's consolidated financial statements for the years ended December 31, 2001 and 2000.

                                      F-8                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     (p)  SEGMENT REPORTING

          The Company has two operating business segments, one of which markets and administers vision, hearing and dental programs and one of which operates an infectious disease clinic.

     (q)  RECLASSIFICATION

          Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following at December 31:

                                                      2001           2000
                                                   ----------     ----------
Trade accounts receivable                          $  561,659        502,877
Less allowance for doubtful accounts                   24,360         24,360
                                                   ----------     ----------
                                                   $  537,299        478,517
                                                   ==========     ==========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                      2001           2000
                                                   ----------     ----------
Furniture and fixtures                             $  295,255        292,240
Leasehold improvements                                135,208        132,663
Equipment                                             756,811        620,333
Software                                              550,802        522,764
                                                   ----------     ----------
                                                    1,738,076      1,568,000

Less accumulated depreciation and amortization      1,151,609        901,287
                                                   ----------     ----------
                                                   $  586,467        666,713
                                                   ==========     ==========

(4)  LEASES

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, (a related party) for office space in Owings Mills, Maryland. This operating lease expires in November 2004. The Company paid $28,172 and $23,393 in rent and related expenses during the years ended December 31, 2001 and 2000, respectively.

     The Company also leases other office space and equipment under non-cancelable operating leases. For the years ended December 31, 2001 and 2000, rent expense for all operating leases was $251,998 and $221,137 respectively.

                                      F-9                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000

     Future minimum lease payments for all operating leases are as follows for the years ending December 31:

                    2002                               $225,813
                    2003                                106,474
                    2004                                 38,218
                    2005                                  3,000
                                                       --------
                                                       $373,505
                                                       ========

(5)  INCOME TAXES

     For the years ended December 31, 2001 and 2000, income tax expense amounted to $0 and $7,000, respectively.

     Components of income tax expense for the years ended December 31, 2001 and 2000 include:

                                      CURRENT     DEFERRED      TOTAL
                                      -------     --------     -------

     December 31, 2001:
       Federal                        $    --           --          --
       State                               --           --          --
                                      -------     --------     -------
                                      $    --           --          --
                                      =======     ========     =======
     December 31, 2000:
       Federal                        $    --           --          --
       State                            7,000           --       7,000
                                      -------     --------     -------
                                      $ 7,000           --       7,000
                                      =======     ========     =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences for the years ended December 31, 2001 and 2000, are as follows:

                                                       2001         2000
                                                    ---------    ---------
     Computed "expected" federal income
       tax expense (benefit)                        $(464,940)      65,091
     Change in valuation allowance                    542,212      (38,791)
     State taxes                                      (83,942)       5,489
     AMT credit carryforward                               --      (16,685)
     Other                                              6,670       (8,104)
                                                    ---------    ---------
                                                    $      --        7,000
                                                    =========    =========

                                     F-10                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                    2001            2000
                                                ------------    ------------
     Deferred tax assets:
       Net operating loss carryforwards (NOL)   $  2,420,686       1,920,319
       Accrued expenses and other                     93,725          64,661
       Property and equipment                        (46,015)        (58,796)
       Valuation allowance                        (2,468,396)     (1,926,184)
                                                ------------    ------------
           Net deferred tax liability           $         --              --
                                                ============    ============

     Management estimates that it is more likely than not that it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The net change in the valuation allowance for the years ended December 31, 2001 and 2000, was an increase of $542,212 and a decrease of $38,791, respectively.

     The Company's federal NOLs of approximately $6,300,000 expire between 2004 and 2021.

(6)  EARNINGS PER SHARE

     A summary of the reconciliation from basic earnings per share to diluted earnings per share for the years ended December 31, 2001 and 2000 follows:

                                                      2001           2000
                                                  -----------    -----------
     Net income (loss)                            $(1,367,471)       184,443
     Less preferred stock dividends                   (90,873)       (95,409)
                                                  -----------    -----------
           Net income (loss) available to
             common stockholders                  $(1,458,344)        89,034
                                                  ===========    ===========

     Basic EPS-- weighted average shares
       outstanding                                  7,619,553      7,534,420
     Effect of dilutive securities:
       Convertible preferred stock                         --             --
       Employee stock options                         237,567        390,219
                                                  -----------    -----------
           Diluted EPS-- weighted average
             shares outstanding                     7,857,120      7,924,639
                                                  ===========    ===========
     Earnings (loss) per share:
       Basic                                      $     (0.19)          0.01
       Diluted                                    $     (0.19)          0.01
                                                  ===========    ===========

     The effect of the conversion of convertible preferred stock is anti-dilutive and has been excluded in 2001 and 2000.

                                     F-11                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


(7)  STOCK OPTIONS AND WARRANTS

     The Company's stock option plan (the Plan) sets aside 900,000 shares of common stock (including incentive qualified and non-qualified stock options) to be granted to employees at a price not less than the fair market value of the stock at the date of grant. The vesting provisions are determined by the Board of Directors at the date of grant. At December 31, 2001, there were 255,000 incentive options outstanding under this plan (of which 223,334 were exercisable at prices ranging from $0.48 to $0.85 per share) and 135,000 non-qualified options outstanding under this plan (of which 135,000 were exercisable at prices ranging from $0.40 to $1.00 per share). At December 31, 2000, there were 265,000 incentive options outstanding under this plan (of which 195,002 were exercisable at prices ranging from $0.48 to $0.85 per share) and 120,000 non-qualified options outstanding under this plan (of which 110,000 were exercisable at prices ranging from $0.40 to $1.00 per share).

     As of December 31, 2001 and 2000, there were 758,000 NHE options outstanding which were exercisable at an option price of $0.48, as more fully discussed in note 10.

     A summary of stock option activity for the years ended December 31, 2001 and 2000 follows:

                                                                    PRICE PER
                                                   OPTIONS           OPTION
                                                  ----------      -------------
     Balance outstanding, December 31, 1999        1,098,000
       Granted                                        45,000      $ 0.51 - 0.85
       Exercised                                          --
       Canceled                                           --
                                                  ----------
     Balance outstanding, December 31, 2000        1,143,000
       Granted                                        15,000      $   0.60
       Exercised                                          --
       Canceled                                      (10,000)     $   0.51
                                                  ----------
     Balance outstanding, December 31, 2001        1,148,000
                                                  ==========

     As of December 31, 2001 and 2000, options to purchase 1,116,334 and 1,063,002 shares, respectively, were exercisable at prices ranging from $0.40 to $1.00.

                                     F-12                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     A summary of stock options outstanding and exercisable at December 31, 2001 follows:

                        OUTSTANDING                            EXERCISABLE
     -------------------------------------------------   -----------------------
                      NUMBER      WEIGHTED
         RANGE     OUTSTANDING     AVERAGE    WEIGHTED     NUMBER       WEIGHTED
          OF            AT        REMAINING    AVERAGE   EXERCISABLE     AVERAGE
       EXERCISE    DECEMBER 31,  CONTRACTUAL  EXERCISE   DECEMBER 31,   EXERCISE
         PRICE         2001         LIFE        PRICE       2001          PRICE
     ------------  ------------  -----------  --------   ------------   --------
     $       0.40      100,000       1.3        $0.40       100,000       $0.40
     $       0.48      978,000       2.3        $0.48       958,000       $0.48
     $  0.51-1.00       70,000       7.9        $0.66        58,334       $0.67
     ------------   ----------                  -----    ----------       -----
     $  0.40-1.00    1,148,000                  $0.48     1,116,334       $0.48
     ============   ==========                  =====    ==========       =====

     The weighted average fair value at date of grant for options granted during the years ended December 31, 2001 and 2000 was $0.53 and $0.30, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                         2001           2000
                                        ------         ------
     Dividend yield                      0.00%          0.00%
     Expected volatility                71.45%         71.45%
     Risk-free interest rate             5.35%          5.56%
     Forfeiture rate                        0              0
     Expected term in years                10              6

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below, for the year ended December 31:

                                            2001           2000
                                        -----------    ----------
     Net income (loss):
       As reported                      $(1,367,471)      184,443
       Pro forma                        $(1,372,729)      179,450
                                        ===========    ==========
     Earnings (loss) per share:
       Basic:
         As reported                    $     (0.19)         0.01
         Pro forma                      $     (0.19)         0.01
                                        ===========    ==========
       Diluted:
         As reported                    $     (0.19)         0.01
         Pro forma                      $     (0.19)         0.01
                                        ===========    ===========

                                     F-13                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


(8)  PREFERRED STOCK

     The senior nonvoting cumulative convertible preferred stock, Series A (the Series A shares) is senior in rights to annual dividends and redemptions to the nonvoting cumulative convertible preferred stock, Series 2 (the Series 2 shares). The preferred stock, Series A is convertible at the rate of ten shares of common stock for each preferred share, and has a liquidation preference of $3.75 per share. Under the Certificate of Designation for the Series A shares, no dividends may be paid on the Series 2 shares or the common stock until the Series A shares have received all current and cumulative dividends and the earliest of any of the following events occur:
     (i) every outstanding Series A share has been either redeemed or converted,
     (ii) any time after May 31, 2005, or (iii) the first day of any fiscal year following two consecutive fiscal years in which the Company had net income and net cash flow in each year in excess of $1.5 million and the Company's tangible net equity at the end of the second fiscal year is at least $5 million. Each Series A share is entitled to receive an annual cumulative dividend of $0.3375, paid semi-annually at $0.16875 per share. The Series A share dividends shall accrue through the last day of each semi-annual period and shall be payable to holders of record on the last day of such semi-annual period.

     The Series 2 shares provide for quarterly dividends at the fixed annual rate of $0.90 per share. The Series 2 shares are convertible into common stock at $4.00 per share, subject to adjustment under certain conditions. There is a liquidation preference of $10.00 per share plus all accrued and unpaid dividends, before any amounts are distributed to the holders of common stock. Dividends accrue at .225 per share each calendar quarter. As of December 31, 2001 and 2000, dividend arrearages on the Series 2 Shares were $8.325 per share and $7.425 per share, respectively, or $39,128 and $34,898, respectively. Moreover, the terms of the Series 2 shares provide that as long as any of the Series 2 shares remain outstanding, the Company may not declare or pay any dividend, whether in cash or property, on the common stock of the Company unless the full dividends on the Series 2 shares for all past dividend periods and the then current dividend period shall have been paid or declared and a sum set aside for payment thereof. The Company has not paid any dividends on its common stock since its inception.

(9)  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's programs and services are offered throughout the United States. Most of the Company's customers are located in the Midwest, Texas, Southwestern states, Southeastern states, and the D.C. metropolitan area. For the years ended December 31, 2001, three major customers provided 14%, 11%, and 11% of total service revenues. For the year ended December 31, 2000, four major customers provided 22%, 15%, 9% and 9% of total service revenues.

                                     F-14                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


(10) RELATED PARTY TRANSACTIONS

     The Company has a Long-Term Management Agreement with National Health Enterprises, Inc. of Owings Mills, Maryland (NHE) which provides for NHE to manage all aspects of the Company's business and which expires March 2003. In connection with the original agreement in 1993, NHE received ten-year options to purchase up to 4,400,000 shares of the Company's common stock. Options to purchase 1,400,000 shares at an exercise price of $0.40 per share were vested at inception, and the remaining options to purchase shares at an exercise price of $0.48 per share vested on December 5, 1994, in connection with a Board of Directors resolution. NHE transferred all of the options in March 1993 to certain individuals affiliated with NHE. Effective December 5, 1994, these individuals collectively transferred an aggregate of 125,000 of the options exercisable at $0.48 per share to Richter & Co., Inc., a subsidiary of Richter Investment Corp. (RIC). For each of the years ended December 31, 2001 and 2000, payments of $300,000 were made under the Long-Term Management Agreement.

     Additionally, the Company has a Marketing Representation Agreement with NHE, whereby NHE is entitled to receive a commission of 7.5% of enrollment fees from sponsor contracts generated by NHE, or 2.5% of enrollment fees where marketing assistance is rendered. The Company became obligated to pay approximately $96,185 in 2001 and $149,184 in 2000, under the terms of this agreement.

     The Company contracted with National Computer Services, Inc. (NCS) to lease its computer system for approximately $1,000 per month. The Company paid $1,000 in 2001 and $12,000 in 2000. This lease ended in January 2001.

     The Company entered into a Registration Rights Agreement (the Registration Rights Agreement), effective March 18, 1993, with NHE and two shareholders. The Registration Rights Agreement provides two demand registrations with respect to 100,000 shares previously purchased and the shares issuable pursuant to the ten-year options discussed in note 7 (Registrable Securities). The first demand registration is exercisable at the request of holders of at least 900,000 Registrable Securities after the exercise by NHE and/or its transferees of at least 900,000 options. The second demand registration is exercisable at the request of holders of at least 1,000,000 options after completion of a fiscal year in which the Company has profits of at least $1,000,000. The Registration Rights Agreement also provides piggyback registration rights with respect to registrations in which other selling stockholders are participating. The Company is obligated to pay the offering expenses of each such registration, except for the selling stockholders' pro rata portion of underwriting discounts and commissions.

     The Company has retained RIC, an asset management and merchant banking firm, whose principal, William L. Richter, is a stockholder and member of the Company's board of directors, as exclusive financial advisor. RIC's fees under this arrangement include an annual retainer of $30,000 and additional payments that are payable generally upon completion of defined transactions and, in such event, are calculated upon the basis of a percentage of the transaction value. The agreement is terminable by the Company upon 90 days notice, provided that RIC is entitled to receive certain fees for two years following termination in the event a transaction is concluded with an entity introduced to the Company by RIC. For the years ended December 31, 2001 and 2000, payments of $31,250 and $44,906, respectively, were made under this agreement. In the opinion of management, the terms of the Company's arrangements with RIC, NHE and NCS taken as a whole are at least as favorable to the Company as could be obtained from third parties.

                                     F-15                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000


     During the years ended December 31, 2001 and 2000, the Company made payments of $28,172 and $23,393 to KA Real Estate Associates for the lease of office space and related expenses, as discussed in note 4.

(11) EMPLOYEE BENEFIT PLAN

     The Company has a qualified 401(k) Plan (defined contribution plan). The plan covers substantially all employees who have completed three months of service and attained age twenty-one. Subject to limits imposed by Internal Revenue Service regulations and other options retained by the Company affecting participant contribution, participants may voluntarily contribute a percentage of their annual wages not to exceed limits established by the Tax Reform Act of 1986. Participants are immediately vested in the amount of their direct contribution. For the years ended December 31, 2001 and 2000, the Company did not contribute to the plan.

(12) INDUSTRY SEGMENTS

     During 2000, the Company began operating in two reportable business segments, the marketing and administration of vision, hearing and dental services and the operation of an infectious disease clinic. The two segments have infrastructures that offer different products and services. The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes and nonrecurring items.

     Summarized financial information concerning the Company's reportable segments is shown below:

                                       VISION, HEARING     INFECTIOUS
                                         AND DENTAL          DISEASE       INTERSEGMENT
2001                                      SERVICES           CLINIC        ELIMINATIONS         TOTAL
                                       ---------------     ----------      ------------      -----------
Revenues                                 $ 7,221,237        2,342,814               --        9,564,051
Segment profit (loss)                       (918,803)        (448,668)              --       (1,367,471)
Total assets                               3,241,999          753,332       (1,298,751)       2,696,580
Depreciation and amortization                230,746           88,244               --          318,990

2000

Revenues                                 $ 7,772,848           35,847               --        7,808,695
Segment profit (loss)                        405,970         (214,527)              --          191,443
Total assets                               4,379,123          415,687         (471,216)       4,323,594
Depreciation and amortization                212,766           11,641               --          224,407

(13) ACQUISITION OF SOUTHERN STATES EYE CARE, LLC

     On March 24, 2000, the Company purchased Southern States Eye Care, LLC for an aggregate purchase price of $549,342, including transaction related costs of $36,842. The total purchase price for the acquisition consisted of $250,000 cash and the issuance of 350,000 shares of common stock valued at $0.75 per share. The acquisition was accounted for under the purchase method. There were no tangible assets or liabilities acquired in this purchase. The entire purchase price was treated as goodwill and is being amortized over eight years on a straight-line basis.

                                     F-16                            (Continued)

                      AVESIS INCORPORATED AND SUBSIDIARIES
                        Consolidated Financial Statements
                           December 31, 2001 and 2000

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Southern States Eye Care, LLC had occurred January 1, 2000, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.

                                              YEAR ENDED
                                             DECEMBER 31,
                                                 2000
                                             ------------
     Total revenues                           $8,140,173
     Net income                                  290,159
     Basic earnings per common share                0.03

(14) COMMITMENTS AND CONTINGENCIES

     Certificates of deposit aggregating $200,000 at December 31, 2001 and 2000 are included in deposits and other assets and are restricted to meet regulatory requirements or contractual obligations related to Avesis Reinsurance, Inc. and the Avesis Advantage Vision Plan.

     The Company has available a revolving line of credit for an amount not to exceed $100,000, which expires October 2002. The line of credit bears interest at the bank's National Association Base rate plus 1%. As of December 31, 2001, the Company had not drawn on this line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names of the directors and executive officers of the Company and certain biographical information (as of March 13, 2002) relating to them.

Name                          Age        Position(s) with Company
----                          ---        ------------------------
William R. Cohen              70         Co-Chairman and Director

William L. Richter            59         Co-Chairman and Director

Kenneth L. Blum, Sr.          75         Director, Former Acting President and
                                         CEO from September 1996 to May 1998

Gerald L. Cohen               57         Director

Brent D. Layton               34         Director

Alan S. Cohn                  46         President, CEO and Director

Kenneth L. Blum, Jr.          38         Director
                                         Corporate Secretary

Shannon R. Barnett            33         Controller

Joel H. Alperstein            33         Treasurer, Chief Financial Officer

     William R. Cohen, 70, Co-Chairman of the Board, has served as a Director of the Company since April 1986. Mr. Cohen is the Chairman of Go Lightly Candy Company. Mr. Cohen has served as Chairman of American Mobile Communications, a cellular communications company, and has also held various positions with CFC Associates, a venture capital partnership, and its predecessor organizations. Mr. Cohen serves as a lifetime trustee of the Hospital Center, Orange, New Jersey. Mr. Cohen is not related to Gerald L. Cohen.

     William L. Richter, 59, Co-Chairman of the Board, has been a Director of the Company since August 1993. Mr. Richter has been President of Richter Investment Corp., a merchant banking firm, (or its predecessor organization) for the past twelve years and has been a Senior Managing Director of Cerberus Capital Management, L.P., an asset management organization (or its predecessor organizations) since their founding in late 1992. Mr. Richter was Co-Chairman of Rent-A-Wreck of America, Inc., a franchiser of automobile rental agencies, from November 1989 to June 1993 and has been Vice Chairman of that Company since June 1993.

     Kenneth L. Blum, Sr., 75, has served as a Director of the Company since August 1993. Mr. Blum was acting President and Chief Executive Officer of the Company from September 1996 to May 1998. Mr. Blum has been Chairman of the Board of Rent-A-Wreck of America, Inc., an automobile rental franchiser, since June 1993, President from June 1993 to October 1994, and Chief Executive Officer since January 1994. Mr. Blum has been the President of KAB Leasing, Inc., an automobile wholesaler, since its inception during 1998. Mr. Blum has been the President of KAB, Inc., a management company, since 1990. Mr. Blum co-founded United HealthCare, Inc., a Baltimore, Maryland-based healthcare company, in 1974 and served as its President and Chief Executive Officer until 1990. Since 1990, Mr. Blum has been a management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; and Mail-Rx, a mail-order prescription drug company. Mr. Blum is the father of Kenneth L. Blum, Jr. and the father-in-law of Alan S. Cohn. See "Management Services Agreement."

     Gerald L. Cohen, 57, has served as a Director of the Company since March 1985. Mr. Cohen is a managing director of Greenley Capital Company, a limited partnership which is a New York-based investment banking firm. Mr. Cohen is the sole shareholder of the general partner (Greenley Corp.) of Greenley Capital Company. From August 1982 through April 1989, Mr. Cohen was a managing director of Richter, Cohen & Co., a New York-based investment banking firm. Mr. Cohen is not related to William R. Cohen.

     Brent D. Layton, 34, became a Director of the Company as of April 2000. Mr. Layton has been the President of Layton & Associates, Inc., a health care consulting firm, since 1995, and has been a consultant to the Company since September 1999. Most recently he was the General Manager of SouthernStates Eye Care and has been an owner of five different IPAs. He served as a Deputy Insurance Commissioner in Georgia from 1991 to 1995.

     Alan S. Cohn, 46, became the President and CEO of the Company as of June 1998 and a Director of the Company as of August 1998. Mr. Cohn is providing management services on behalf of the Company through an arrangement with NHE. Mr. Cohn has been a management consultant for NHE and KAB, Inc. since 1993 and 1990, respectively. Since 1990, Mr. Cohn has been a principal or management consultant to a variety of companies, including National Computer Services, Inc., a computer service bureau; American Business Information Systems, Inc., a high-volume laser printing company; Rent-A-Wreck of America, Inc., an automobile franchiser; Allscripts, Inc., formerly Physician Dispensing Systems, Inc., a pharmaceutical dispensing company; Lawphone, Inc., a prepaid legal fee company; and Mail-Rx, a mail-order prescription drug company. Mr. Cohn is the son-in-law of Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors.

     Kenneth L. Blum, Jr., 38, became the Corporate Secretary of the Company as of November 2000 and has been a Director of the Company since August 1998. Mr. Blum is the President, Chief Executive Officer and the sole stockholder of NHE. Mr. Blum is also President and Secretary of Rent-A-Wreck of America, Inc., an automobile rental franchiser, President of National Computer Services, Inc., a computer service bureau, and President of American Business Information Systems, Inc., a high-volume laser printing company. Kenneth L. Blum, Sr., the Company's former acting President and CEO, and a member of the Board of Directors, is the father of Kenneth L. Blum, Jr. See "Management Services Agreement."

     Shannon R. Barnett, 33, has been the Controller of the Company (Principal Accounting Officer) since August 1996 and was a Senior Accountant of the Company from November 1995 until August 1996. Ms. Barnett was Assistant Controller of Quality Hotel and Marlyn Nutraceuticals, a vitamin manufacturer, from September 1994 until November 1995 and Staff Accountant of General Atlantic Resources, Inc., an oil and gas company, from November 1992 until June 1994.

     Joel H. Alperstein, 33, has been the Treasurer of the Company since December 1997, the Chief Financial Officer of the Company since December 1999 and the Director of Finance of the Company from January 1997 until December 1999. Mr. Alperstein has been a management consultant to American Business Information Systems, Inc., a high-volume laser printing company, since March 1999 and Rent-A-Wreck of America, Inc., an automobile franchiser, since December 1999. Mr. Alperstein has a Masters of Business Administration from Loyola College of Maryland and is a Certified Public Accountant.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common and Preferred Stock are required to report their initial ownership of the Company's Common and Preferred Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates. The Company believes that all of these filing requirements were satisfied during the year ended December 31, 2001, except that Messrs. Cohn and Blum, Jr. each reported transactions from July 2001 on Form 4s dated February 8, 2002. In making these disclosures, the Company has relied solely on representations obtained from certain of its former and current directors, executive officers and ten percent holders and/or copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table and related notes set forth information regarding the compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the years ended December 31, 2001 and 2000, and the transition period ended December 31, 1999. No executive officer that was serving as an executive officer during the year ended December 31, 2001 received salary and bonus that aggregated at least $100,000 for services rendered to the Company.

                                                     Annual Compensation             Long Term Compensation
                                                     -------------------                     Awards
Name and Principal Position            Year              Salary ($)          Securities Underlying Options/SARs (#)
---------------------------            ----              ----------          --------------------------------------
Alan S. Cohn, CEO (1)                  2001                  $0                                --
                                       2000                  $0                                --
                                Transition Period            $0

(1) Mr. Cohn is compensated through the Management Agreement with National Health Enterprises, Inc. The Company paid $300,000, $300,000 and $175,000 under the Management Agreement during the years ended December 31, 2001 and 2000, and the transition period ended December 31, 1999, respectively. The Company also incurred approximately $96,185, $149,184 and $155,167 under the Marketing Representation Agreement during the years ended December 31, 2001 and 2000, and the transition period ended December 31, 1999, respectively.

     See also Item 12 -- "Certain Relationships and Related Transactions - Agreements with National Health Enterprises, Inc. -- Stock Option Grant" for a discussion of options transferred to Mr. Cohn by National Health Enterprises during 2001.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year-End Option/SAR Values

     The following table sets forth information for the Company's Chief Executive Officer concerning the number and value of stock options outstanding at the end of the fiscal year. The Company's CEO did not exercise any stock options during fiscal year 2001. No SARs are outstanding.

                                                    Number of Securities Underlying        Value of Unexercised
                                                      Unexercised Options/SARs at      In-the-Money Options/SARs at
                      Shares                              Fiscal Year-End (#)             Fiscal Year-End ($)(1)
                    Acquired on        Value        -------------------------------    ----------------------------
Name                Exercise (#)    Realized ($)    Exercisable    Unexercisable(2)    Exercisable    Unexercisable
----                ------------    ------------    -----------    ----------------    -----------    -------------
Alan S. Cohn, CEO        0               $0           169,000             0               $9,295            $0

(1) Based on the average of the December 31, 2001 bid and asked price of the common stock as such quotations are reported by the National Quotation Bureau, Inc. via the NASD Electronic Bulletin Board.
(2)  Represents unvested options at the end of fiscal 2001.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     No employment contracts, termination of employment, or change-in-control arrangements currently exist except for the National Health Enterprises, Inc. arrangement described below.

DIRECTOR COMPENSATION

     Directors are reimbursed for out-of-pocket expenses incurred in connection with each Board of Directors or committee meeting attended. Directors who also are employees of the Company are eligible to participate in the Company's Incentive Stock Option Plan and the Company's 401(k) Plan, and all directors are eligible to participate in the Company's 1993 Stock Option Plan (the "1993 Plan") pursuant to a grant in 1993.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 8, 2002 there were 7,618,425 shares of Common Stock, 4,700 Series 2 Preferred Shares and 256,721 Series A Preferred Shares outstanding. The table below sets forth as of March 8, 2002, certain information regarding the shares of Common Stock and Series A Preferred Stock beneficially owned by each director of the Company and each named executive officer in the Summary Compensation table set forth in Item 10, by all of the Company's executive officers and directors as a group, and by those persons known by the Company to have owned beneficially more than 5% of the outstanding shares of Common Stock, which information as to beneficial ownership is based upon statements furnished to the Company by such persons. None of the directors or executive officers owns any Series 2 Shares.

                                                              Common issuable upon conversion or exercise of: (1)
                                                              ---------------------------------------------------
                                                                             % of                   Total Common
                                                               Series A     Series A                 Beneficially      Percent of
                                       Common        % of     Preferred    Preferred                   Owned (1)       Common (2)
Name and Address                       Stock        Common      Stock        Stock      Options    (fully diluted)   (fully diluted)
----------------                       -----        ------      -----        -----      -------    ---------------   ---------------
Gerald L. Cohen*                      253,359         3.3       20,292        7.9            --          456,279            5.8

William R. Cohen*                     161,117 (3)     2.1       10,552        4.1            --          266,637            3.5

William L. Richter (4)              1,239,620        16.3       86,974       33.9            --        2,109,360           24.9
C/o Richter Investment Corp.
450 Park Ave., 28th Floor
New York, NY 10022

Kenneth L. Blum, Sr.                  185,000 (5)     2.4       38,875       15.1            --          573,750            7.2
17133 Ericarose Street
W. Boca Raton, FL  33496

Kenneth L. Blum, Jr.                1,814,750        23.8           --         --       169,000        1,983,750           25.5
10324 S. Dolfield Rd.
Owings Mills, MD 21117

Alan S. Cohn                        1,804,750        23.7           --         --       169,000        1,973,750           25.3
10324 S. Dolfield Rd.
Owings Mills, MD 21117

Brent D. Layton                        46,376         0.6%          --         --        25,000           71,376            0.9
3600 Dallas Highway, N.W.
Suite 230-393
Marietta, GA 30064

Sam Oolie                             220,021 (6)     2.9       24,023        9.4       100,000          560,251            7.0
Oolie Enterprises
11 Industrial Avenue
Upper Saddle River, NJ 07458

All directors and
Executive officers as
a group (9 persons)                 5,504,972 (3)    72.3      156,693       61.0       563,000       7,634,902            78.3

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

(4) Includes 462,500 shares of Common Stock and shares of Common Stock issuable upon conversion of 40,713 shares of Series A indirectly owned via an affiliated corporation, Richter Investment Corp. ("RIC"), which thereby beneficially owns in its own name 869,630 shares or 10.8% of the Company's Common Stock. Also includes shares of Common Stock issuable upon conversion of 2,500 shares of Series A Preferred and 15,169 shares of Common Stock held by family members, as to which Mr. Richter disclaims beneficial ownership.

(5)  Includes 140,000 shares of Common Stock held by Mr. Blum's spouse.

(6) Includes 20% of the 6,337 shares of Common Stock and 19,412 shares of Series A Preferred stock held by an affiliated corporation, with respect to which Mr. Oolie owns 20% of the outstanding stock. Also includes 8,679 shares of Common Stock owned by Mr. Oolie's wife, as to which Mr. Oolie disclaims beneficial ownership.

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

     The original provisions of the Stock Option Grant allowed for the assignment of options to employees and consultants working for the Company. The provisions of the assignments called for the reversion back of the options to NHE should the individuals assigned the options cease to perform substantial services for the Company. During May 2001, 348,000 options reverted back to NHE and were equally distributed to Mr. Blum, Jr. and Mr. Cohn, for no value received. These options are exercisable at $0.48 per share and will expire on March 18, 2003. During July 2001, Mr. Blum, Jr. and Mr. Cohn each assigned 5,000 options to a consultant working with the Company. No profit was derived from these transactions.

     MARKETING AGREEMENT. Effective March 18, 1993, the Company and NHE entered into a Marketing Representation Agreement (the "Marketing Agreement") pursuant to which NHE is entitled to receive a commission equal to 7 1/2% of the enrollment fees (as defined) from Sponsor contracts generated by NHE. The Company also agreed to pay NHE commissions equal to 2 1/2% of the enrollment fees from Sponsor contracts with respect to which NHE provides marketing assistance in procuring the contract, but does not itself generate the initial Sponsor contact. The term of the Marketing Agreement is coextensive with that of the Management Agreement. During the years ended December 31, 2001 and 2000, the Company paid approximately $96,000 and $149,000, respectively, to NHE under the Marketing Agreement. For the years ended December 31, 2001 and 2000, the Company paid approximately $13,800 and $13,700, respectively, in reimbursable marketing expenses to NHE under the Marketing Agreement.

REAL ESTATE LEASE

     On June 3, 1999, the Company entered into a lease agreement with KA Real Estate Associates, LLC, for office space in Owings Mills, Maryland. KA Real Estate Associates, LLC is owned by Messrs. Cohn and Blum, Jr. The Company paid $28,172 and $23,393 in rent and related expenses during the years ended December 31, 2001 and 2000, respectively. See Item 2 - "Description of Properties."

INVESTMENT BANKING SERVICES

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

     During the years ended December 31, 2001 and 2000, Richter Investment Corp. received fees of $3,750 and $14,906, respectively, under the Investment Banking Agreement for services rendered related to the Southern States Eye Care, LLC asset acquisition.

SOFTWARE DEVELOPMENT SERVICES

     During fiscal 1995, the Company contracted with National Computer Services, Inc. ("NCS") to develop software related to the Company's vision, dental and hearing programs. The Company did not pay any development fees related to the software during the years ended December 31, 2001 and 2000. Additionally, the Company had contracted with NCS to lease its computer system for approximately $1,000 per month. The Company paid $1,000 and $12,000 of computer lease charges for the years ended December 31, 2001 and 2000, respectively. The Company terminated its computer system lease agreement with NCS as of January 31, 2001. Kenneth L. Blum, Jr., a Director, is President and a stockholder of NCS and the son of Kenneth L. Blum, Sr., the former Acting President and CEO, and a Director of the Company.

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


                                       AVESIS INCORPORATED


Date: April 1, 2002                    By: /s/ Alan S. Cohn
                                           -------------------------------------
                                           Alan S. Cohn
                                           President and CEO
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----

/s/ Alan S. Cohn               President, CEO (Principal           April 1, 2002
---------------------------    Executive Officer) and Director
Alan S. Cohn

/s/ Joel H. Alperstein         Treasurer and                       April 1, 2002
---------------------------    Chief Financial Officer
Joel H. Alperstein             (Principal Financial Officer)

/s/ Shannon R. Barnett         Controller                          April 1, 2002
---------------------------    (Principal Accounting Officer)
Shannon R. Barnett

/s/ William R. Cohen           Co-Chairman of the                  April 1, 2002
---------------------------    Board of Directors
William R. Cohen

/s/ William L. Richter         Co-Chairman of the                  April 1, 2002
---------------------------    Board of Directors
William L. Richter

/s/ Kenneth L. Blum, Sr.       Director                            April 1, 2002
---------------------------
Kenneth L. Blum, Sr.

/s/ Kenneth L. Blum, Jr.       Corporate Secretary and             April 1, 2002
---------------------------    Director
Kenneth L. Blum, Jr.

/s/ Gerald L. Cohen            Director                            April 1, 2002
---------------------------
Gerald L. Cohen

/s/ Brent D. Layton            Director                            April 1, 2002
---------------------------
Brent D. Layton

                               AVESIS INCORPORATED
                                  EXHIBIT INDEX
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

    3.3         Amendments to Bylaws adopted December 6, 1991                   Company's Annual Report on Form 10-K for the
                                                                                year ended May 31, 1992 (File No. 1-9758).

    3.4         Amendments to Bylaws adopted February 15, 2000                  Company's Report on Form 10-KSB for the
                                                                                transition period ended December 31, 1999
                                                                                (File No. 0-15304)

    3.5         Certificate of Amendment of the Certificate of                  Company's Report on Form 10-QSB for the
                Incorporation of the Company                                    quarter ended June 30, 2000 (File No. 0-15304)

    4.1         Statement of Designations, Preferences,                         Company's Registration Statement on Form S-l
                Privileges, Voting Powers, Restrictions,                        filed May 17, 1989 (File No. 33-28756).
                Qualifications and Rights of the Series 2
                Preferred

    4.2         Specimen Certificate representing $.0l                          Company's Registration Statement on Form S-18
                par value Common Stock                                          (File No. 33-6366-LA) filed July 11, 1986 and
                                                                                declared effective July 14, 1986.

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

   10.1         Incentive Stock Option Plan of the Company,                     Company's Registration Statement on Form S-1
                as amended                                                      (File No. 33-17217) filed January 12, 1988,
                                                                                and declared effective January 12, 1988.

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

   10.5         Registration Rights Agreement dated March 18,                   Company's report on Form 8-K dated March 18,
                1993 among NHE, Mr. Blum, and Alan S. Cohn                      1993 (File No. 1-9758).

   10.6         Marketing Agreement dated March 18, 1993 between                Company's report on Form 8-K dated March 18,
                the Company and NHE                                             1993 (File No. 1-9758).

   10.7         Option Transfer Documents dated March 31, 1993                  Company's report on Form 8-K dated March 18, 1993
                                                                                (File No. 1-9758).

   10.8         1993 Stock Option Plan                                          Company's annual report on Form 10-KSB for the
                                                                                year ended May 31, 1993 (File No. 1-9758).

   10.9         Lease Agreement between the Company and                         Company's Report on Form 10-QSB for the three
                Phoenix City Square                                             months ended February 28, 1995 (File No.
                                                                                1-9758).

  10.10         Fee Agreement between the Company and                           Company's Report on Form 10-QSB for the three
                Richter & Co., Inc.                                             months ended February 28, 1995 (File No. 1-9758).

  10.11         Software Development Agreement between the                      Company's Report on Form 10-QSB for the three
                Company and National Computer Services, Inc.                    months ended August 31, 1995 (File No. 1-9758).

  10.12         Litigation Agreement between the Company and                    Company's Report on Form 10-KSB for the year
                Ken Blum, Sr., Ken Blum, Jr., and Alan Cohn                     ended May 31, 1997 (File No. 0-15304).

  10.13         Sublease Agreement between the Company and                      Company's Report on Form 10-KSB for the year
                InfoImage, Inc.                                                 ended May 31, 1997 (File No. 0-15304).

  10.14         Lease Agreement between the Company and                         Company's Report on Form 10-KSB for the year
                Principal Mutual Life Insurance Company                         ended May 31, 1997 (File No. 0-15304).

  10.15         Supplemental Agreement to the December 5, 1994                  Company's Report on Form 10-KSB for the year
                Investment Banking Agreement                                    ended May 31, 1998 (File No. 0-15304).

  10.16         Lease Agreement between the Company and                         Company's Report on Form 10-KSB for the
                KA Leasing, LLC                                                 transition period ended December 31, 1999
                                                                                (File No. 0-15304)

  10.17         Modified Investment Banking Agreement                           Company's Report on Form 10-KSB for the
                                                                                transition period ended December 31, 1999
                                                                                (File No. 0-15304)

  10.18         Lease Agreement between AbsoluteCare, Inc. and                  Company's Report on Form 10-QSB for the
                NORO-Broadview Holding Company, B.V.                            quarter ended September 30, 2000 (File No.
                                                                                0-15304)

   11           Statement recomputation of per-share earnings                   Earnings (Loss) per Share Computation, see
                                                                                Note 6 to the Notes to Consolidated Financial
                                                                                Statements.

   21           Subsidiary of Registrant                                        Filed herewith

* Identifies management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 13(a) of Form 10-KSB.